Form 10-Q
period 1999-09-30
FBR ASSET INVESTMENT CORP/VA
filed 1999-11-15
CIK 1073208

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended       September 30, 1999
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________


                         Commission File Number    1-15049
                                                   -------

                        FBR ASSET INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


           Virginia                                       54-1873198
(State or other Jurisdiction of                        (I.R.S. employer
Incorporation or Organization)                        identification no.)

          Potomac Tower                                (901) 580-6000
   1001 Nineteenth Street North                  (Registrant's telephone number
    Arlington, Virginia 22209                        including area code)
(Address of principal executive offices)
           (zip code)

                                       N/A
                                  (former name)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days:

Yes:            No   X  (The Registrant has not been subject to such filing
     -----         -----
requirements for the past 90 days)

As of September 30, 1999, the latest practicable date, there were 6,949,036 shares of FBR Asset Investment Corporation's common stock outstanding.

                        FBR ASSET INVESTMENT CORPORATION
                                      INDEX


REPORT:  FORM 10-Q                                                          Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Selected Financial Data as of, and for the quarter
        and nine months ended, September 30, 1999............................. 1

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 2

    Financial Statements and Notes...........................................F-1


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings .............................................F-15

    Item 2.  Changes in Securities and Use of Proceeds......................F-15

    Item 3.  Defaults Upon Senior Securities................................F-15

    Item 4.  Submission of Matters to Vote of Security Holders..............F-15

    Item 5.  Other Information..............................................F-15

    Item 6.  Exhibits and Reports on Form 8-K...............................F-15

SIGNATURES

FBR ASSET INVESTMENT CORPORATION
CONSOLIDATED SELECTED FINANCIAL DATA



                                                          For the Nine Months Ended              For the Three Months Ended
                                                                September 30,                           September 30,
                                                       --------------------------------      ----------------------------------
                                                            1998             1999                   1998             1999
                                                       --------------  ----------------      -----------------  ---------------
Statement of Operations Data:                           (unaudited)      (unaudited)            (unaudited)      (unaudited)
 Interest income ...................................   $    9,527,657  $      10,654,590     $    4,710,088     $  2,909,012
 Dividend income ...................................        2,880,624          4,533,206          2,046,875        1,694,354
 Interest expense ..................................        3,187,418          4,921,530          2,634,635        1,539,401
 Management Fee expense ............................          926,726            975,252            457,587          296,546
 Other expense .....................................          262,430          1,099,287             98,675          362,531
 Net realized gains (losses) .......................               --          1,074,077                 --          330,724
 Net income ........................................        8,031,707          9,265,804     $    3,566,066        2,735,612
 Basic and diluted income per share ................   $         0.78  $            1.19     $         0.35     $       0.38
 Dividends declared per share(1) ...................   $        0.855  $           1.105     $        0.360     $      0.400
 Weighted average basic and diluted shares .........       10,353,821          7,773,157         10,264,055        7,111,727

                                                                             As of                       As of
                                                                       December 31, 1998           September 30, 1999
                                                                      -------------------    ---------------------------------
Selected Balance Sheet Data:                                                                          (unaudited)
 Mortgage-backed securities, at fair value .........                   $     161,418,739              $          133,366,809
 Cash and cash equivalents .........................                          41,144,326                           4,425,808
 Investments in equity securities, at fair value ...                          70,983,050                          70,092,655
 Notes receivable ..................................                          19,082,921                          36,919,559
 Total assets ......................................                         295,930,620                         246,839,054
 Repurchase agreements .............................                         128,550,000                         114,076,000
 Total liabilities .................................                         145,026,041                         123,892,919
 Accumulated other comprehensive loss(2) ...........                          (9,800,530)                        (18,074,812)
 Shareholders' equity ..............................                         150,904,579                         122,946,135
 Book value per share ..............................                   $           17.66              $                17.69
 Common shares issued and outstanding(3) ...........                           8,543,527                           6,949,036


                                                                            For the                       For the
                                                                       Nine Months Ended             Three Months Ended
                                                                      September 30, 1999             September 30, 1999
                                                                    -----------------------    --------------------------------
Other Selected Data                                                        (unaudited)                    (unaudited)
 Weighted average daily borrowings .................               $       120,984,601         $          110,020,022
 Average equity ....................................                       134,650,636                    124,905,406

(1) Dividends are calculated and declared based on estimates of FBR Asset's taxable income.
(2) Accumulated other comprehensive loss includes unrealized net gain on mortgage-backed securities of $713,499 as of December 31, 1998, unrealized net loss on mortgage-backed securities of $3,252,888 as of September 30, 1999, and unrealized net loss on investments in equity securities of $10,514,029 as of December 31, 1998, and $14,821,924 as of September 30,
     1999.
(3) Reflects 1,872,300 and 3,466,791 shares of treasury stock repurchased as of December 31, 1998 and September 30, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

FBR Asset targets investments in real estate assets and real estate-related companies. FBR Asset has invested, and intends to continue investing in, whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mortgage loans, mortgage-backed securities, real property, and joint ventures formed to own real property. FBR Asset invests in some of these assets indirectly through its investments in and loans made to REITs and other companies.

As of September 30, 1999, FBR Asset had:

 .    mortgage-backed securities totaling $133.4 million, which were financed with repurchase agreements totaling $114.1 million;

 .    investments in equity and debt securities of 10 companies with an original total cost basis of $84.6 million and a total market value of $70.1 million; and

 .    loans to 2 companies totaling $36.9 million.

A summary of FBR Asset's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the nine month periods ended September 30, 1999 and 1998 and the three month periods ended September 30, 1999 and 1998.

Net Income

Nine Months Ended September 30, 1999

FBR Asset's sources of income since inception have been (i) quarterly dividend earnings on its REIT holdings, (ii) interest earnings on its mortgage-backed securities, notes receivable, and cash and cash equivalents and (iii) gains on the sale of mortgage-backed securities and equity investments. FBR Asset's primary sources of interest income to date have been its investments in fixed-rate mortgage-backed securities and outstanding loans. Interest income is recorded based on contractual rates of interest and amortization of any premium or discount associated with the original purchase. The amount of future contractual interest income received may be adversely affected in the event of prepayments or defaults on the mortgage loans underlying the mortgage-backed securities. Generally, as interest rates fall, prepayment rates may increase significantly. Accordingly, FBR Asset's interest income for any given period may not be indicative of that for future interim or annual periods.

Net income for the nine months ended September 30, 1999, was $9.3 million, or $1.19 per share. This is an increase of 16.3% over net income of $8.0 million for the nine months ended September 30, 1998, or $0.78 per share. The increase is primarily due to gains on the sale of equity investments and increased interest income and dividend income. Interest income, including interest earned on mortgage-backed securities, notes receivable, outstanding loans, and cash and cash equivalents for the nine months ended September 30, 1999, was $10.7 million compared to $9.5 million for the nine months ended September 30, 1998. This represents an increase of 12.6%. FBR Asset did not begin investing in mortgage- backed securities until the second quarter of 1998.

For the nine months ended September 30, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.25%. As of September 30, 1999, FBR Asset had investments in 33 mortgage-backed securities.

For the nine months ended September 30, 1999, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 9.58%, compared to 8.62% for the nine months ended September 30, 1998. The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of dividend-paying equity securities.

Dividend income for the nine months ended September 30, 1999, was $4.5 million, compared to $2.9 million for the nine months ended September 30, 1998. The increase is due to increased investments by FBR Asset in REIT securities that pay dividends.

FBR Asset did not begin to leverage its mortgage portfolio until May 1998. FBR Asset anticipates that its cost of borrowed funds will continue to comprise the largest portion of its total expenses in future periods.

FBR Asset incurred interest expense of $4.9 million for the nine months ended September 30, 1999. This represents 70.3% of the total expenses for the period. FBR Asset incurred interest expense of $3.2 million for the nine months ended September 30,1998. This represents 72.8% of the total expenses for the period.

Management fees for the nine months ended September 30, 1999, were $975,252 compared to $926,726 for the nine months ended September 30, 1998. The increase is due to increased assets under management.

Professional fees consist primarily of legal and accounting fees. Professional fees were $608,974 for the nine months ended September 30, 1999, and $157,228 for the nine months ended September 30, 1998. The increased fees are attributable to legal and audit fees related to the recent registration statement of FBR Asset's stock and to costs associated with the acquisition of assets.

Three Months Ended September 30, 1999

FBR Asset's net income for the three months ended September 30, 1999 was $2.7 million, or $0.38 per share, compared to $3.6 million or $0.35 per share for the corresponding period in 1998. The decrease in net income reflects the reduction in interest income from mortgage-backed securities that were sold during the fourth quarter of 1998.

The reduction in FBR Asset's interest income and dividend income from $6.8 million for the three months ended September 30, 1998 to $4.6 million for the three months ended September 30, 1999 is primarily attributable to the reduction in the company's investments. The increased average annual yield on investments from 6.84% to 7.06% reflects the reduction in cash and cash equivalents as a percentage of total investments. The 42.3% reduction in interest expense from $2.6 million in the 1998 quarter to $1.5 million in the 1999 quarter primarily reflects then 38.4% reduction in weighted average borrowings under repurchase agreements from $178.7 million to $110.0 million. Management fees were less in the 1999 quarter than in 1998 quarter because of the reduction in investments.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the nine months and the three months ended September 30, 1998 and 1999. Information is based on daily average balances during the period.

                                                       Nine Months Ended September 30, 1999
                                                                                           Weighted
                                                                         Weighted           Average
                                               Interest/Dividend          Average           Annual
                                                    Income                Balance            Yield
                                             ----------------------   ---------------   -------------
Mortgage securities available for sale               $ 6,907,357         $147,662,937        6.25%
Investment in equity securities and
 promissory notes(1)(2)                                7,469,179          104,294,070        9.58%

Cash and cash equivalents                                811,260           22,765,555        4.76%
                                             ----------------------   ---------------   --------------
        Total(2)                                     $15,187,796         $274,722,562        7.39%
                                             ======================   ===============   ==============
                                                     Nine Months Ended September 30, 1998
                                               Interest/Dividend          Average         Annualized
                                                    Income                Balance            Yield
                                             ----------------------   ---------------   --------------
Mortgage securities available for sale               $ 4,300,216       $158,769,005          6.38%
Investment in equity securities and
  promissory notes(1)(2)(3)                            4,437,262         74,129,319          8.62%
Cash and cash equivalents                              4,038,424         92,325,137          5.51%
                                             ----------------------   ---------------   --------------
        Total(2)                                     $12,775,902       $325,223,461          6.64%
                                             ======================   ===============   ==============
                                                       Three Months Ended September 30, 1999
                                                                                           Weighted
                                                                         Weighted           Average
                                               Interest/Dividend          Average           Annual
                                                    Income                Balance            Yield
                                             ----------------------   ---------------   --------------
Mortgage securities available for sale                $2,205,750       $139,793,527          6.26%
Investment in equity securities and
 promissory notes(1)(2)                                2,201,887        104,080,157          8.39%

Cash and cash equivalents                                195,729         14,892,034          5.21%
                                             ----------------------   ---------------   --------------
        Total(2)                                      $4,603,366       $258,765,718          7.06%
                                             ======================   ===============   ==============
                                                        Three Months Ended September 30, 1998
                                               Interest/Dividend          Average         Annualized
                                                    Income                Balance           Yield
                                             ----------------------   ---------------   --------------
Mortgage securities available for sale                $3,277,425       $211,941,897          6.14%
Investment in equity securities
  and promissory notes(1)(2)(3)                        2,491,459         90,977,448          9.06%
Cash and cash equivalents                                792,987         53,607,364          5.87%
                                             ----------------------   ---------------   --------------
        Total(2)                                      $6,561,871       $356,526,709          6.84%
                                             ======================   ===============   ==============

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital and Brookdale and for all periods except the three months ended September 30, 1999, Kennedy-Wilson. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) FBR Asset accrues dividend income based on declared dividends for the periods presented.
(3) In tracking its annualized yields, the Company accrues dividend income based on declared dividends or projected dividends for the periods presented (where such dividend has yet to be declared; hence, dividend income in these tables may not match reported dividend income and is presented solely to determine annualized yield information.

Interest Expense

The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.


                                                          Weighted        Weighted
                                          Interest         Average         Average
                                          Expense          Balance         Expense
                                       --------------  ---------------  -------------
Nine Months Ended
  September 30, 1999                     $4,921,530    $120,984,601(1)       5.44%

Nine Months Ended
  September 30, 1998                     $3,187,418    $136,059,560(2)       6.06%

Three Months Ended
  September 30, 1999                     $1,539,401    $110,020,022(1)       5.55%

Three Months Ended
  September 30, 1998                     $2,634,635    $178,713,375(2)       5.35%

(1) At September 30, 1999, FBR Asset had $114,076,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 20 days.

(2) At September 30, 1998, FBR Asset had $176,252,157 outstanding under repurchase agreements, with a weighted-average remaining maturity of 47 days.

Changes in Financial Condition

Mortgage-Backed Securities Available for Sale

FBR Asset invests in mortgage-backed securities that are agency pass-through securities representing a 100% interest in the underlying conforming mortgage loans. Conforming loans comply with the underwriting requirements for purchase by Fannie Mae, Freddie Mac, and Ginnie Mae. These securities bear little risk of credit loss due to defaults because they are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, among other assets.

FBR Asset held mortgage-backed securities of $133.4 million as of September 30, 1999. FBR Asset held mortgage-backed securities of $211.5 million on September 30, 1998. At December 31, 1998, FBR Asset held mortgage-backed securities equal to $161.4 million.

Premium balances associated with the purchase of mortgage-backed securities are amortized as a decrease in interest income over the life of the security. At September 30, 1999, the amount of unamortized premium recorded in FBR Asset's statement of financial condition was $2.2 million. At December 31, 1998, the amount of unamortized premium recorded in FBR Asset's statement of financial condition was $2.7 million.

Given FBR Asset's current portfolio composition, if mortgage principal repayment rates increase over the life of the mortgage-backed securities comprising the current portfolio, all other factors being equal, FBR Asset's net interest income would decrease during the life of the mortgage-backed securities, as FBR Asset would be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life of the mortgage-backed securities, all other factors being equal, FBR Asset's net interest income would increase during the life of the mortgage- backed securities, as FBR Asset would be required to amortize its net premium balance over a longer time period.

FBR Asset received mortgage principal repayments equal to $23.5 million for the nine months ended September 30, 1999.

At September 30, 1999, $14.8 million of net unrealized losses on equity securities and $3.3 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. At December 31, 1998, $10.5 million of net unrealized losses on equity securities and $0.7 million of net unrealized gains on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. See "Stockholders' Equity" elsewhere in "Management's Discussion and Analysis" and Note 8 of Notes to Financial Statements for further discussion.

Repurchase Agreements

To date, FBR Asset's debt has consisted mainly of borrowings collateralized by a pledge of most of FBR Asset's mortgage-backed securities. FBR Asset has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with FBR Asset's financing objectives.

FBR Asset had $114.1 million outstanding under repurchase agreements with several financial institutions on September 30, 1999. FBR Asset had $128.6 million outstanding under repurchase agreements on December 31, 1998. At September 30, 1999, the ratio of the company's repurchase agreement to shareholder's equity was .93 to 1.

At September 30, 1999, the term to maturity of FBR Asset's borrowings had been limited to 30 days with a weighted average remaining maturity of 20 days and a weighted average cost of funds on outstanding borrowings of 5.37%.

At December 31, 1998, the term to maturity of FBR Asset's borrowings had been limited to 92 days with a weighted average remaining maturity of 73 days and a weighted average cost of funds on outstanding borrowings of 5.08%.

Contractual Commitments

FBR Asset is a party to an interest rate swap agreement to offset the potential adverse effects of rising interest rates under some of its short-term repurchase agreements. That agreement is with Salomon Brothers Holding Company Inc. Salomon Smith Barney Holdings, Inc., the parent company of Salomon Brothers Holding Inc., has a long-term debt rating of "A" by S&P. Under the swap agreement with Salomon, FBR Asset receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments based on a fixed interest rate of approximately 5.9% based upon the $50 million notional amount of the swap.

The swap became effective on June 1, 1998, and matures on June 1, 2001. At September 30, 1999, the interest rate payable to FBR Asset by Salomon was 5.52%. At December 31, 1998, the interest rate payable to FBR Asset by Salomon was 5.07%. The timing of quarterly receipts under the swap approximates the timing of the repricing dates for the repurchase agreements. The payments received under the swap agreement have substantially offset the interest payments under the repurchase agreements. In some circumstances, FBR Asset may be required to provide collateral to secure its obligations under the interest rate swap agreement or may be entitled to receive collateral from the counterparty to the swap agreement. At September 30, 1999 and December 31, 1998, $0.5 million of collateral was required under the interest rate swap agreement.

Capital Resources and Liquidity

Liquidity is a measurement of FBR Asset's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage-backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided FBR Asset with sufficient funding for its investment needs. Potential future sources of liquidity for FBR Asset include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. FBR Asset believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. FBR Asset may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that FBR Asset will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should FBR Asset's needs ever exceed these sources of liquidity, management believes FBR Asset's mortgage-backed securities could be sold, in most circumstances, to provide cash.

For the nine months ended September 30, 1999, FBR Asset's operating activities resulted in net cash flows of 13.0 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the nine months ended September 30, 1998, FBR Asset's operating activities provided net cash flows of $8.9 million.

For the nine months ended September 30, 1999, FBR Asset's investing activities resulted in net cash used of $6.5 million compared to net cash used for the nine months ended September 30, 1998, of $291.0 million. The decrease in net cash used is primarily attributable to a decrease in new investments in mortgage-backed securities.

For the nine months ended September 30, 1999, net cash used in FBR Asset's financing activities was $43.2 million compared to net cash provided by financing activities for the nine months ended September 30, 1998, of $162.2 million. The decrease in cash provided from financing activities is primarily attributable to the decrease in net proceeds from repurchase agreements.

Shareholders' Equity

FBR Asset accounts for its investments in mortgage-backed securities and other equity instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, FBR Asset has classified these investments as "available-for-sale." Securities classified as available for sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income.

Also in accordance with SFAS 115, management must regularly evaluate whether declines in the market value of its securities available-for-sale are other than temporary. In performing this evaluation, FBR Asset looks to the financial condition and business performance of each investment relative to that expected at the time of purchase. FBR Asset also evaluates overall economic and industry-specific conditions.

If FBR Asset determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its estimated fair value. For the year ended December 31, 1998, FBR Asset recorded a charge to reflect the decline in value of its investment in Chastain, which FBR Asset determined was other than temporary. That determination resulted, in substantial part, from Chastain's announcement that it was suspending its dividend for the fourth quarter of 1998.

As of December 31, 1998, the value of the equity securities in FBR Asset's portfolio had declined from $87.8 million from the date the investments were made to $71.0 million. As of September 30, 1999, the value of the equity securities in FBR Asset's portfolio had declined from $84.6 million as of the date the investments were made to $70.1 million. Declines have been recorded as accumulated other comprehensive income in the statement of financial condition, except that for the year ended December 31, 1998, FBR Asset realized and charged to income a loss of $6.6 million on its investment in Chastain. See Note 8 of Notes to Financial Statements and "Developments since September 30, 1999."

With respect to each of FBR Asset's other equity investments, management believes that, as of September 30, 1999 and December 31, 1998, their decline in fair value was temporary. That belief is based on several facts, including the following:

  .  None of the other REITs has suspended their dividends.

  . Each of the equity securities has increased in fair value since the worst of the liquidity crisis in September 1998.


  . Each of the REIT securities owned has experienced pricing movements similar to the Morgan Stanley REIT Index for the past nine months. This similar movement indicates that the entire industry has declined and not just one specific company.


  . The sharpest movements within the REIT sector track similar declines and subsequent increases in the Dow Jones Index (serving as a leading indicator by several weeks) and the Russell 2000 Index.

Based on these factors, FBR Asset believes that the declines are not persistent declines in market value, but rather reflect general market and REIT sector pricing movements, and are therefore temporary changes. Further, FBR Asset has the intent and ability to hold each of its investments to allow for the anticipated recovery in stock prices. There can be no assurance, however, that other charges will not be required in future periods.

As a result of "mark-to-market" accounting treatment, the book value and book value per share of FBR Asset are likely to fluctuate far more than those of companies who do not make investments in marketable and non-marketable debt and equity securities. As a result, comparisons with these companies may not be meaningful.

In June 1998, FBR Asset's Board of Directors authorized a program to repurchase up to 2,000,000 shares of FBR Asset's common stock. On March 30, 1999, FBR Asset's Board authorized the repurchase of up to 2,000,000 additional shares of FBR Asset's common stock. Between September 1998 and September 1999, FBR Asset repurchased 3,466,791 shares of its common stock at an average price of $12.92 per share.

Summary of Current Investments & Cash and Cash Equivalents

The following table summarizes FBR Asset's investments as of December 31, 1998, and September 30, 1999.

                                                                            As of December 31, 1998
                                                                   ------------------------------------------
                                                                      Amount                      Percentage
                                      Shares          Percent           of           Market        Increase
                                      Owned(7)       Ownership(7)   Investment        Value       (Decrease)
                                      --------       ------------  -------------  -------------  ------------
Mortgage-Backed Securities               N/A             N/A        $160,705,240   $161,418,739      0.44%
                                                                    ------------   ------------
Equity Investments(1)(2)
 Anthracite Capital, Inc.
  (AHR)                                1,581,846        7.53%       $ 18,334,496   $ 12,358,170    (32.60%)

 Capital Automotive REIT
  (CARS)                               1,792,115        7.23%         25,000,000     26,657,711      6.63%
 Chastain Capital Corporation
  (CHAS)(3)                              700,000        9.53%          9,765,000      3,150,000    (67.74%)
 Imperial Credit Commercial
  Mortgage Inv. Corp.   (ICMI)
                                         900,000        3.09%         13,050,230      8,437,500    (35.35%)
 Imperial Credit Industries,
  Inc. (ICII pfd).                       400,000(9)        --                 --             --        --

 Prime Retail, Inc. (PRT)                123,500        0.29%          1,201,317      1,211,844      0.88%
 Prime Retail, Inc., pfd
  (PRT pfd)                               78,400        0.18%                 --             --        --
 Resource Asset Investment
  Trust (RAS)                            344,575        5.59%          5,292,516      3,790,325    (28.38%)
 Building One Services
  Corporation (BOSS)                     202,659        0.46%         10,000,000     10,437,500      4.38%
 East-West Bancorp, Inc.
  (EWBC)                                 311,000        2.19%          5,200,000      4,940,000     (5.00%)
                                                                    ------------   ------------    ------
  Total Equity Investments                                          $ 87,843,559   $ 70,983,050    (19.20%)
                                                                    ------------   ------------    ------
Promissory Notes(2)
 Prime Capital Holding,
  LLC(4)                                     N/A          N/A       $ 12,504,334   $ 12,504,334      N/A

 Prime Retail, L.P.                          N/A          N/A                 --             --      N/A
 Kennedy-Wilson, Inc.(5)                     N/A          N/A          7,525,479      7,525,479      N/A
                                                                    ------------   ------------
  Total Promissory Notes                                            $ 20,029,813   $ 20,029,813      N/A
                                                                    ------------   ------------
Cash and Cash Equivalents                    N/A          N/A       $ 41,144,326   $ 41,144,326      N/A
                                                                    ------------   ------------
Total Investments & Cash
and  Cash Equivalents                                               $309,722,938   $293,575,928     (5.21%)
                                                                    ============   ============    ======

                                                                As of September 30, 1999
                                              -------------------------------------------------------------
                                                   Amount                               Percentage
                                                     of               Market             Increase
                                                 Investment            Value           (Decrease)(6)
                                              -----------------  -----------------  -----------------
Mortgage-Backed Securities                      $  136,619,697      $  133,366,809          (2.38%)
                                                --------------      --------------
Equity Investments(1)(2)
 Anthracite Capital, Inc.
  (AHR)                                         $   18,334,496      $   10,875,191         (40.68%)

 Capital Automotive REIT
  (CARS)                                            25,000,000          22,177,422         (11.29%)
 Chastain Capital Corporation
  (CHAS)(3)                                          3,150,000           4,900,000          55.56%
 Imperial Credit Commercial
  Mortgage Inv. Corp.   (ICMI)
                                                    13,050,230           9,900,000         (24.14%)
 Imperial Credit Industries,
  Inc. (ICII pfd).                                  10,000,000          10,000,000           0.00%

 Prime Retail, Inc. (PRT)                            1,201,317             910,813         (24.18%)
 Prime Retail, Inc., pfd
  (PRT pfd)                                          1,454,320           1,332,800          (8.36%)
 Resource Asset Investment
  Trust (RAS)                                        5,292,516           3,833,397         (27.57%)
 Building One Services
  Corporation (BOSS)                                 4,053,180           2,469,907         (39.06%)
 East-West Bancorp, Inc.
  (EWBC)                                             3,110,000           3,693,125          18.75%
                                                --------------      --------------
  Total Equity Investments                      $   84,646,059(8)   $   70,092,655(8)      (17.19%)(8)
                                                --------------      --------------
Promissory Notes(2)
 Prime Capital Holding,
  LLC(4)                                        $   16,949,966      $   16,949,966             N/A

 Prime Retail, L.P.                                 20,000,000          20,000,000             N/A
 Kennedy-Wilson, Inc.(5)                                    --                  --             N/A
                                                --------------      --------------
  Total Promissory Notes                        $   36,949,966      $   36,949,966             N/A
                                                --------------      --------------
Cash and Cash Equivalents                       $    4,425,808      $    4,425,808             N/A
                                                --------------      --------------
Total Investments & Cash
and  Cash Equivalents                           $  262,641,530      $  244,835,238          (6.78%)
                                                ==============      ==============

(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3) FBR Asset realized an other than temporary loss on its investment in Chastain as of December 31, 1998, equal to $6,615,000.
(4) Includes principal of $11,557,442 as of December 31, 1998 and $16,919,559 as of September 30, 1999, and accrued interest receivable of $946,892 as of December 31, 1998, and $30,407 as of September 30, 1999.
(5) Includes principal of $7,500,000 and accrued interest receivable of $25,479 as of December 31, 1998.
(6) The amount by which the market value at September 30, 1999, differs from the amount of FBR Asset's original investment, except for the realized loss recorded in 1998 on FBR Asset's investment in Chastain, which is discussed in footnote 3.
(7)  As of september 30, 1999.
(8) This represents 33.33% of the issued and outstanding Series B Cumulative Preferred Stock of Imperial Credit industries, Inc.

The following table shows, for the calendar year 1998 and for the first nine months of 1999, FBR Asset's investments and cash and cash equivalents, including, with respect to its investments, the weighted average cost of each investment based on the number of days from January 1, 1998, to December 31, 1998, and January 1, 1999 to September 30, 1999, and the gross income from each investment for the year ended December 31, 1998, and for the nine months ended September 30, 1999.

                                                        For the Year Ended                        For the Nine Months Ended
                                                        December 31, 1998                            September 30, 1999
                                             -------------------------------------         ---------------------------------------
                                               Weighted                   Gross                Weighted                    Gross
                                             Average Cost                Income              Average Cost                 Income
Mortgage-Backed Securities                   $169,564,932               $7,101,326            $147,662,937              $6,907,357
                                             ------------               ----------            ------------              ----------
Equity Investments
 Anthracite Capital, Inc.                    $ 10,356,129               $  739,613            $ 18,334,496              $1,834,941
 Capital Automotive REIT                       21,986,301                1,569,893              25,000,000               1,200,717
 Chastain Capital Corporation                   6,581,342                  287,000               3,150,000                      --
Imperial Credit Commercial
     Mortgage Inv. Corp.                       13,050,230                1,062,000              13,050,230
Imperial Credit Industries, Inc.                       --                       --               3,369,964                 347,083
Prime Retail, Inc.                                374,166                   36,433               1,201,317                 109,298
Prime Retail, Inc., preferred                          --                       --                 868,330                 102,900
Resource Asset Investment Trust                 4,329,152                  576,466               5,292,516                 351,467
Building One Services Corporation              10,000,000                       --               6,906,782                      --
East-West Bancorp, Inc.                         2,621,370                       --               5,200,000                  46,800
                                              -----------               ----------             -----------              ----------
   Total Equity Investments &
   Dividends                                  $69,298,690               $4,271,405             $82,373,635              $4,533,206
                                              -----------               ----------             -----------              ----------

Promissory Notes
Prime Capital Holding, LLC                    $ 7,947,365               $1,248,707             $11,080,244              $1,684,330
Prime Group                                            --                       --               4,076,923                 494,742
Prime Retail, L.P.                                                                                  73,260                  20,763
Kennedy-Wilson Inc.                             5,506,849                  749,264               4,693,671                 511,411
Brookdale Living Communities                           --                       --               1,996,337                 224,727
                                              -----------               ----------             -----------              ----------

   Total Promissory Notes                     $13,454,214               $1,997,971             $21,920,435              $2,935,973
                                              -----------               ----------             -----------              ----------

Cash & Cash Equivalents                       $84,496,947               $4,556,800             $22,765,555              $  811,260
                                              -----------               ----------             -----------              ----------

       Total Investments and
       Cash & Cash Equivalents               $336,814,783              $17,427,502            $274,722,562             $15,187,796
                                             ============             ============           =============             ===========

Year 2000 Compliance

FBR Asset's software and information systems are Year 2000 compliant. However, FBR Asset places significant reliance on the technologies of BlackRock. Management has inquired of BlackRock and has been provided information regarding the status of BlackRock's Year 2000 readiness. BlackRock has identified its critical technology areas and systems with Year 2000 exposure. Those systems and the areas identified by BlackRock that may affect FBR Asset include BlackRock's internally developed trading and analytical systems, the accounting and reporting systems for fixed income securities including mortgage-backed investments, and relationships with daily market pricing and data providers, asset custodians and clearing brokers. BlackRock has indicated that it has completed all testing, remediation, and validation of its internal systems. Furthermore, BlackRock has received written assurances from all of its critical vendors that their products or systems are Year 2000 compliant. In addition, in excess of 90% of BlackRock's other vendors have represented in writing that their products or systems are Year 2000 compliant. To date, BlackRock has not received any responses from vendors indicating that they will not be Year 2000 compliant by the end of 1999. There is no assurance, however, that either BlackRock's internal systems or the external systems it uses will work properly on or after January 1, 2000.

BlackRock has completed developing its contingency plans related to this issue. BlackRock expects that those plans will be fully implemented by the end of 1999. BlackRock has estimated that the aggregate cost of its Year 2000 compliance efforts will not exceed $500,000, although the cost may be higher.

To a lesser extent, FBR Asset also relies on the technologies of FBR Management. That reliance primarily relates to information technology systems, more specifically, the general ledger applications and to a lesser degree the brokerage and trading information and market data systems. These systems are commercially provided and widely-used. FBR and FBR Management have contacted all material third parties and have received written responses from 100% of the key external vendors whose software and hardware supports the systems material to FBR Asset's operations, acknowledging that the software and hardware used by FBR and FBR Management is Year 2000 compliant. FBR and FBR Management has also received written responses from the suppliers of building services for the office space occupied by FBR and FBR Management, acknowledging that their underlying computer systems are Year 2000 compliant. Because of the relatively low volume of FBR Asset's monthly trading and accounting transactions, FBR Asset believes that if FBR Management were unable to provide these services because of Year 2000 problems, FBR Asset could obtain comparable, Year 2000 compliant services elsewhere. Management has, however, inquired of FBR Management and FBR and has been provided the following information regarding the status of FBR's Year 2000 readiness.

Both FBR Management and FBR are currently in the process of finalizing their own internal testing, remediation and validation of all vendor supported critical systems, including those related to FBR Asset. FBR Management and FBR finalized their contingency plans for Year 2000. FBR Management and FBR have represented to FBR Asset that the total cost to complete their Year 2000 compliance efforts is estimated to be less than $350,000.

FBR Asset has finalized its contingency plan alternatives, particularly with respect to its reliance on the information systems provided by BlackRock and FBR Management.

The Company has and will continue to assess its Year 2000 risk and its Year 2000 plan, including it's contingency efforts.

There can be no assurance that the systems on which FBR Asset currently relies will be operationally effective by the end of 1999. If those systems are not Year 2000 compliant, their failure could have a material adverse effect on FBR Asset's operations. Furthermore, the failure of banking and securities systems in general--although an unlikely occurrence and one totally beyond our control-- could have a material adverse effect on FBR Asset's operations. In the worst case, FBR Asset could be required to establish its ownership of assets and its entitlement to interest and dividend payments on those assets. FBR Asset maintains trade tickets and other written documentation that it believes would be adequate to establish its ownership of those assets.

Market Risk

Market risk generally represents the risk of loss that can result from a change in the prices of equity securities in the equity market, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. FBR

Asset is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. None of these investments are held for trading purposes.

Interest Rate Risk
------------------

FBR Asset is subject to interest rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. FBR Asset is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. FBR Asset attempts to hedge a portion of its exposure to interest rate risk primarily through the use of interest rate swaps.

FBR Asset's primary risk is related to changes in both short and long term interest rates, which affect the company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest rates is beneficial to the market value of FBR Asset's swap position as the cash flows from the floating rate portion increase under this scenario. The reverse is true for mortgage-backed securities and the swap if interest rates decline.

The fair value of interest rate swap agreements that qualify as hedges is not recorded for accounting purposes. The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement, a gain or loss is recorded and the company receives or makes a payment based on the fair value of the swap agreement.

The table that follows shows the expected change in market value for FBR Asset's current mortgage-backed securities and interest rate swaps under several interest rate "shocks." Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes form their respective values presented in the column labeled "Value at 9/30/99." Actual results could differ significantly from these estimates.

The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a proprietary model. This model forecasts prepayment speeds based, in part, on each security's issuing agency (Fannie Mae, Ginnie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions.

                                                                                              Value at
                                                     Value at                                  9/30/99
                                                  9/30/99 with                                 with 100
                                                    100 basis                                basis point
                                                      point                                  decrease in
                                Value at           increase in             Percent             interest              Percent
                                9/30/99(1)        interest rates            Change               rates                Change
                            --------------------------------------------------------------------------------------------------
Assets
 Mortgage securities         $  133,366,809           $  128,720,816           (3.48%)   $  137,329,803                2.97%
 Other                          113,472,245              113,472,245                        113,472,245
                             --------------           --------------                     --------------
   Total Assets              $  246,839,054           $  242,193,061           (1.88%)   $  250,802,048                1.61%
                             ==============           ==============                     ==============
Liabilities
 Interest rate swap          $      617,292           $    96,000(2))                    $   (1,347,000)(2)
 Other                          123,892,919              123,892,919                        123,892,919
                             --------------           --------------                     --------------
   Total Liabilities         $  124,510,211           $  123,988,919           (0.42%)   $  122,545,919                1.58%
                             --------------           --------------                     --------------
Shareholders' Equity
 Common stock                $      104,158           $      104,158                     $      104,158
 Paid-in-capital                194,097,193              194,097,193                        194,097,193
  Accumulated other
   comprehensive income
   (loss)                    $  (18,692,104)          $  (22,816,805)         (22.07%)      (12,764,818)              31.71%
 Retained earnings
  (deficit)                      (8,383,758)              (8,383,758)                        (8,383,758)
 Treasury stock              $  (44,796,646)           $ (44,796,646)                       (44,796,646)
                             --------------            -------------                     --------------
   Total Shareholders'
    Equity                   $  122,328,843(2)         $ 118,204,142           (3.37%)   $  128,256,129                4.85%
                             --------------            -------------                     --------------

   Total Liabilities and
    Shareholders' Equity     $  246,839,054            $ 242,193,061           (1.88%)   $  250,802,048                1.61%
                             ==============            =============                     ==============

(1)  Includes Accrued Interest.
(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in the company's financial statements is $0. See Note 3 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of September 30, 1999. As of September 30, 1999, interest payments received under the swap agreement were based on an interest rate of 5.52% while interest payments made were based on an interest rate of 5.96%.

As shown above, the portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a similar-scale increase. This effectively may limit investors' upside potential in a market rally.

The value of FBR Asset's investments in other companies is also likely to be affected by significant changes in interest rates. First, many of the companies are exposed to risks similar to those identified above as being applicable to FBR Asset's direct investments. Second, the REITs in which FBR Asset has invested tend to trade on a yield basis. As interest rates increase, the yield required by investors in REITs, thrifts and other financial institutions increases with the result that market values decline. Finally, changes in interest rates often affect market prices of equity securities generally. Because each of the companies in which FBR Asset invests has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which FBR Asset has invested.

Equity Price Risk
-----------------

FBR Asset is exposed to equity price risk as a result of its investments in equity securities of REITs and other real estate related companies. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to project with any exactitude what factors may affect the prices of equity sectors and how much that might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of FBR Asset as of September 30, 1999.


                                                            Value at                                  Value at
                                                    September 30, 1999 with                      September 30, 1999
                                  Value at                10% increase             Percent        with 10% decrease       Percent
                             September 30, 1999             in price               Change             in price             Change
                           --------------------------------------------------------------------------------------------------------
Assets
 Equity securities                 $ 70,092,655                $ 77,101,921          10.00%                $ 63,083,390      -10.00%
 Other                              176,746,399                 176,746,399                                 176,746,399
                                   ------------                ------------                                ------------
   Total Assets                    $246,839,054                $253,848,320           2.84%                $239,829,789       -2.84%

Liabilities                        $123,892,919                $123,892,919                                $123,892,919

Shareholders' Equity
 Common stock                      $    104,158                $    104,158                                $    104,158
 Paid-in-capital                    194,097,193                 194,097,193                                 194,097,193
 Accumulated comprehensive
  income (loss)                     (18,074,812)                (11,065,546)         38.78%                 (25,084,077)     -38.78%
 Retained earnings
  (deficit)                          (8,383,758)                 (8,383,758)                                 (8,383,758)
 Treasury stock                     (44,796,646)                (44,796,646)                                (44,796,646)
                                   ------------                ------------                                ------------
   Total Shareholders' Equity      $122,946,135                $129,955,401           5.70%                $115,936,870       -5.70%

   Total Liabilities and
     Shareholders' Equity          $246,839,054                $253,848,320           2.84%                $239,829,789       -2.84
                                   ============                ============                                ============
Book value per share                     $17.69                      $18.70           5.70%                      $16.68       -5.70%
                                   ============                ============                                ============

Except to the extent that FBR Asset sells its equity investments, an increase or decrease in the market value of those assets will not directly affect FBR Asset's earnings, although an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which FBR Asset invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect FBR Asset's earnings. If FBR Asset had sold all of its equity investments on September 30, 1999, the company would have incurred a loss of approximately $14.6 million which would have been charged to earnings.

Developments Since September 30, 1999

As of September 30, 1999, FBR Asset held a $20 million note of Prime Retail, L.P., that bore interest at a rate of 11% per annum and matured on June 10, 2000. FBR Asset and Prime Retail have entered into an agreement pursuant to which Prime Retail paid $7.5 million of principal down on the note and FBR Asset made an additional $20 million loan to Prime Retail. FBR Asset now owns
(i) a note of Prime Retail in the principal amount of $12.5 million that bears interest at a rate of 11% per annum and matures June 10, 2000, and (ii) a subordinated note of Prime Retail in the principal amount of $20 million that bears interest at a rate of 15% per annum and matures December 31, 1999.

FBR Asset has extended the maturity date on the $9.9 million balance of its loan to Prime Capital Holding, LLC (the "PCH Mezzanine Loan") until November 16, 1999. Further, FBR Asset has lent an additional $7,000,000 to Prime Capital Holding, LLC secured by the same collateral that secures the PCH Mezzanine Loan (the "PCH Subordinated Loan"). On November 10, 1999, Prime Capital Holding, LLC prepaid approximately $1.3 million of the PCH Mezzanine Loan.

On July 22, 1999 Imperial Credit Commercial Mortgage and Imperial Credit Industries announced a merger agreement under which Imperial Credit Industries would acquire all of the outstanding shares of Imperial Credit Mortgage for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. Completion of the merger is conditioned on, among other things, approval by the shareholders of Imperial Credit Mortgage. On October 25, 1999, after expiration of the tender offer period on October 22, 1999 during which Imperial Credit Mortgage explored alternative transactions more favorable to its shareholders, Imperial Credit Industries reported that the merger consideration had been increased from $11.50 per share to approximately $11.57 per share. The merger is expected to close in an early year 2000. In the absence of other offers at more favorable prices, management expects to record a $2.6 million charge to earnings for the transaction in the fourth quarter representing the difference between Imperial Credit Industries' most recent tender offer and FBR Asset's cost basis.

On November 5th and 10th Imperial Credit Industries redeemed the 400,000 shares of Series B 14.5% cumulative preferred held by FBR Asset for $10.5 million.

On November 8, 1999, Chastain Capital Corp. announced that its Board had declared an initial $7.45 per share distribution to stockholders under a plan to liquidate itself. Chastain still has one real estate asset remaining, a retail property Chastain is trying to sell.

Beginning September 30, through October 25, 1999, FBR Asset sold 520,000 shares of common stock in East West Bancorp for $5,988,838 or $11.52 average per share.

On October 29, 1999, FBR Asset completed a transaction through BlackRock Financial Management for the purchase of $136.0 million face amount agency mortgage-backed securities bearing a weighted average yield of 6.38% and a $32.0 million face amount 6.00% short-term treasury note. FBR Asset financed this purchase with repurchase agreements totaling $164.1 million and also established a short position for $101.0 million in 7.00% Ginnie Mae agency mortgage-backed securities.

                              FINANCIAL STATEMENTS


Index to Financial Statements
                                                                            Page
                                                                            ----

 Statements of Financial Condition
   as of December 31, 1998
   and as of September 30, 1999 (unaudited)..................................F-2

 Statements of Income for the
   Nine and Three Months Ended
   September 30, 1998 and 1999 (unaudited)...................................F-3

 Statements of Changes in Shareholders'
   Equity for the Nine Months ended
   September 30, 1998, the Three Months
   ended December 31, 1998 and the Nine
   Months ended September 30, 1999 (unaudited)...............................F-5

 Statements of Cash Flows for the
   Nine Months Ended
   September 30, 1998 and 1999 (unaudited)...................................F-6

Notes to Financial Statements................................................F-7

FBR Asset Investment Corporation
Statements of Financial Condition as of December 31, 1998, and September 30, 1999 (unaudited)*
================================================================================

                                                                As of December 31, 1998              As of September 30, 1999
                                                             -----------------------------        ------------------------------
                                                                                                             (unaudited)
Assets
    Mortgage-backed securities, at fair value                                $161,418,739                          $133,366,809
    Cash and cash equivalents                                                  41,144,326                             4,425,808
    Investments in equity securities, at
       fair value                                                              70,983,050                            70,092,655
    Notes receivable                                                           19,082,921                            36,919,559
    Dividends receivable                                                          870,477                               805,819
    Prepaid expenses                                                              454,746                               385,399
    Organization costs, net of accumulated
       amortization of $5,329 and $6,526                                            6,313                                 5,116
    Interest receivable                                                         1,970,048                               837,889
                                                            -----------------------------        ------------------------------
       Total assets                                                          $295,930,620                          $246,839,054
                                                            =============================        ==============================

Liabilities and Shareholders' Equity
 Liabilities:
   Repurchase agreements                                                     $128,550,000                          $114,076,000
   Interest payable                                                               310,096                               922,502
   Dividends payable                                                            2,563,058                             2,779,614
   Management fees payable                                                      1,275,514                               130,340
   Accounts payable and accrued expenses                                          224,933                               199,676
   Due to custodian-mortgage securities                                        11,929,614                                     -
   Due to broker                                                                       --                             5,496,189
   Deferred revenue                                                               172,826                               288,598
                                                            -----------------------------        ------------------------------
     Total liabilities                                                        145,026,041                           123,892,919
                                                            -----------------------------        ------------------------------

 Shareholders' equity:
   Preferred stock, par value $.01 per share,
      50,000,000 shares authorized                                                     --                                    --
   Common stock, par value $.01 per share,
      200,000,000 shares authorized, 10,415,827 shares
       issued as of December 31, 1998, and September 30,
       1999, respectively
                                                                                  104,158                               104,158
   Additional paid-in capital                                                 194,097,193                           194,097,193
   Accumulated other comprehensive loss                                        (9,800,530)                          (18,074,812)
   Retained earnings (deficit)                                                 (9,425,579)                           (8,383,758)
   Treasury stock, at cost, 1,872,300 shares and
    3,466,791 shares as of December 31, 1998 and
    September 30, 1999                                                        (24,070,663)                          (44,796,646)
                                                            -----------------------------        ------------------------------
     Total shareholders' equity                                               150,904,579                           122,946,135
                                                            -----------------------------        ------------------------------
       Total liabilities and shareholders' equity                            $295,930,620                          $246,839,054
                                                            =============================        ==============================

================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Nine Months Ended September 30, 1998 and 1999 (unaudited)*

======================================================================================================

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                         1998              1999
                                                                    -------------     --------------
                                                                     (unaudited)        (unaudited)
Income:
Interest                                                              $ 9,527,657        $10,654,590
Dividends                                                               2,880,624          4,533,206
     Total Income                                                      12,408,281         15,187,796
                                                                    -------------     --------------

Expenses:
Interest expense                                                        3,187,418          4,921,530
Management fee expense                                                    926,726            975,252
Professional fees                                                         157,228            608,974
Insurance                                                                  39,576             18,413
Amortization of stock options issued to manager                                --            341,060
Amortization of organization costs                                          1,197              1,197
Other                                                                      64,429            129,643

     Total expenses                                                     4,376,574          6,996,069


Realized gain on sale of equity investments                                    --          1,074,077


Net income                                                            $ 8,031,707        $ 9,265,804
                                                                    =============     ==============

Basic and diluted earnings per share                                        $0.78              $1.19
                                                                    =============     ==============

Weighted-average common and equivalent shares                          10,353,821          7,773,157
                                                                    =============     ==============

*The accompanying notes are an integral part of these statements.

======================================================================================================

FBR Asset Investment Corporation
===========================================================================
Statements of Income for the Three Months Ended September 30, 1998 and 1999 (unaudited)*
===========================================================================

                                                                     Three Months Ended September 30,
                                                                    ---------------------------------
                                                                         1998               1999
                                                                    --------------     --------------
Income:                                                               (unaudited)        (unaudited)
Interest                                                               $ 4,710,088         $2,909,012
Dividends                                                                2,046,875          1,694,354
                                                                       -----------         ----------
     Total Income                                                        6,756,963          4,603,366
                                                                       -----------         ----------

Expenses:
Interest expense                                                         2,634,635          1,539,401
Management fee expense                                                     457,587            296,546
Professional fees                                                           25,193            194,194
Insurance                                                                   13,192                997
Amortization of stock options issued to manager                                 --            113,687
Amortization of organization costs                                             399                399
Other                                                                       59,891             53,254
                                                                       -----------         ----------
     Total expenses                                                      3,190,897          2,198,478
                                                                       -----------         ----------

Realized gain on sale of equity investments                                     --            330,724


Net income                                                             $ 3,566,066         $2,735,612
                                                                       ===========         ==========

Basic and diluted earnings per share                                         $0.35              $0.38
                                                                       ===========         ==========

Weighted-average common and equivalent shares                           10,264,055          7,111,727
                                                                       ===========         ==========

*The accompanying notes are an integral part of these statements.

================================================================================

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1998, the Three Months Ended December 31, 1998 and the Nine Months Ended September 30, 1999 (unaudited)*
================================================================================


                                                            Additional         Retained
                                                             Paid in           Earnings
                                          Common Stock       Capital           (Deficit)       Treasury Stock
                                         ---------------------------------------------------------------------
Balance, December 31, 1997                    $102,190      $189,528,668       $   135,971     $           --
                                          ------------      ------------       -----------     --------------
Issuance of common stock                         1,968         3,659,033                --                 --
Repurchase of common stock                          --                --                --        (12,013,990)
Net income                                          --                --         8,031,707                 --
Other comprehensive income (loss)
Change in unrealized gain on available
 for sale securities                                --                --                --                 --

Comprehensive income (loss)

Dividends                                           --                --        (5,206,929)                --
                                          ------------      ------------       -----------       ------------
Balance, September 30, 1998                    104,158       193,187,701         2,960,749        (12,013,990)
                                          ------------      ------------       -----------       ------------
 Repurchase of common stock                           --                --                --        (12,056,673)
 Options issued to manager                          --           909,492                --                 --
 Net income (loss)                                  --                --        (6,443,472)                --
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                     --                --                --                 --

 Comprehensive income (loss)

 Dividends                                          --                --        (5,942,856)                --
                                          ------------      ------------       -----------       ------------
Balance, December 31, 1998                     104,158       194,097,193        (9,425,579)       (24,070,663)
                                          ------------      ------------       -----------       ------------
Repurchase of common stock                          --                --                --        (20,725,983)
Net Income                                          --                --         9,265,804                 --
Other comprehensive income (loss)--
 Change in unrealized loss on
  available- for-sale securities                    --                --                --                 --

Comprehensive income (loss)                         --                --                --                 --

Dividends                                           --                --        (8,223,983)                --
                                          ------------                         -----------       ------------
Balance, September 30, 1999                   $104,158      $194,097,193       $(8,383,758)      $(44,796,646)
                                          ============      ============       ===========       ============


                                            Accumulated Other
                                              Comprehensive
                                              Income (Loss)                            Comprehensive
                                                                       Total           Income (Loss)
                                          -----------------------------------------------------------
Balance, December 31, 1997                  $               --     $ 189,766,829
                                            ------------------     -------------

 Issuance of common stock                                   --         3,661,001
 Repurchase of common stock                                 --       (12,013,990)
 Net income (Loss)                                          --         8,031,707         $  8,031,707
 Other comprehensive income
 Change in unrealized gain on available
  for sale securities                             (19,016,397)       (19,016,397)         (19,016,397)
                                                                                         ------------
 Comprehensive income (loss)                                                             $(10,984,690)
                                                                                         ============
 Dividends                                                  --        (5,206,929)
                                                  ------------     -------------
Balance, September 30, 1998                       (19,016,397)       165,222,221
                                                  ------------     -------------
 Repurchase of common stock                                 --       (12,056,673)
 Options issued to manager                                  --           909,492
 Net income (Loss)                                          --        (6,443,472)        $ (6,443,472)
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                      9,215,867         9,215,867            9,215,867
                                                                                         ------------
 Comprehensive income                                                                    $  2,772,395
                                                                                         ============
 Dividends                                                  --        (5,942,856)
                                                  ------------     -------------
Balance, December 31, 1998                         (9,800,530)       150,904,579
                                                  ------------     -------------
Repurchase of common stock                                  --       (20,725,983)
Net Income                                                  --         9,265,804         $  9,265,804
Other comprehensive income (loss)--
 Change in unrealized loss on
  available- for-sale securities                   (8,274,282)        (8,274,282)        ------------
                                                                                           (8,274,282)
                                                                                         ------------
Comprehensive income (loss)                                 --                --         $    991,522
                                                                                         ============
Dividends                                                   --        (8,223,983)
                                                  ------------     -------------
Balance, September 30, 1999                       $(18,074,812)    $ 122,946,135
                                                  ============     =============

================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1999
==============================================================================
(unaudited)*
============

                                                                                            For the Nine Months Ended September 30,
                                                                                         ------------------------------------------
                                                                                                  1998                   1999
                                                                                         -------------------       ----------------
                                                                                              (unaudited)             (unaudited)
Cash flows from operating activities:
Net income                                                                                     $   8,031,707           $  9,265,804
 Adjustments to reconcile net income to net cash (used in) provided by operating
  activities--                                                                                             -             (1,074,077)
Realized gain on equity securities
  Amortization of organization costs and stock options issued to manager                               1,197                342,257
  Premium amortization on mortgage-backed securities                                                 526,846                552,258
  Changes in operating assets and liabilities:
   Due from affiliate                                                                                545,609                      -
   Dividends receivable                                                                             (940,278)                64,658
   Interest receivable                                                                            (1,777,141)             1,132,159
Prepaid expenses                                                                                     (13,193)              (271,713)
Management fees payable                                                                              665,499             (1,145,174)
Accounts payable and accrued expenses                                                                 44,673                (25,257)
   Interest payable                                                                                1,988,594                612,406
   Due to custodian                                                                                        -             (2,041,230)
   Due to broker                                                                                                          5,496,189
Deferred revenue                                                                                    (167,912)               115,772
                                                                                         -------------------       ----------------
Net cash provided by operating activities                                                          8,905,601             13,024,052
Cash flows from investing activities:
Purchase of mortgage-backed securities                                                          (221,156,240)            (9,888,384)
 Investments in equity securities                                                                (64,476,342)           (11,454,320)
 Investments in notes receivable, net of repayments                                              (17,443,385)           (17,836,638)
Proceeds from sale of equity securities                                                                    -              9,110,897
Receipt of principal payments on mortgage-backed securities                                       12,099,608             23,533,286
                                                                                         -------------------       ----------------
   Net cash used in investing activities                                                        (290,976,359)            (6,535,159)
                                                                                         -------------------       ----------------
Cash flows from financing activities:
Repurchase of common stock                                                                       (12,013,990)           (20,725,983)
 Proceeds from issuance of common stock                                                            3,661,001                      -
 Proceeds from (repayments of) repurchase agreements, net                                        176,252,157            (14,474,000)
  Dividends paid                                                                                  (5,717,879)            (8,007,428)
                                                                                         -------------------       ----------------
   Net cash provided by (used in) financing activities                                           162,181,289            (43,207,411)
                                                                                         -------------------       ----------------
Net decrease in cash and cash equivalents                                                       (119,889,469)           (36,718,518)
Cash and cash equivalents, beginning of the period                                               163,223,199             41,144,326
                                                                                         -------------------       ----------------
Cash and cash equivalents, end of the period                                                   $  43,333,730           $  4,425,808
                                                                                         ----------------------    ----------------

================================================================================
*The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(Information as of and for the nine month period ended September 30, 1999 is unaudited.)

Note 1  Basis of Presentation

The financial statements of FBR Asset Investment Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year.
These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  Organization and Nature of Operations

FBR Asset Investment Corporation ("FBR Asset" or the "Company") was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December
15, 1997, upon the closing of a private placement of equity capital (the "Private Placement") (see Note 5).

FBR Asset is organized as a real estate investment trust ("REIT") whose primary purpose is to invest in mortgage loans and mortgage-backed securities issued or guaranteed by instrumentalities of the U.S. Government or by private issuers that are secured by real estate (together the "Mortgage Assets"). FBR Asset also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated will generally be temporarily invested in readily marketable, interest-bearing securities. To create yields commensurate with its investment objectives, FBR Asset leverages its assets and mortgage loan portfolio primarily with collateralized borrowings. FBR Asset uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

Note 3  Summary of Significant Accounting Policies

Investments in Mortgage-Backed Securities

FBR Asset invests primarily in mortgage pass-through certificates that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae").

Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable for unsettled trades are recorded as "due to custodian--mortgage securities" in FBR Asset's Statement of Financial Condition.

FBR Asset accounts for its investments in mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires FBR Asset to classify its investments as either trading, available-for-sale or held to maturity. FBR Asset does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity, and has classified these investments as available-for-sale. Securities classified as available for sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on mortgage-backed securities transactions are determined on the specific identification basis.

Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary impairment. There were no such adjustments for mortgage-backed investments.

The fair value of FBR Asset's mortgage-backed securities are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts FBR Asset could realize in a current market transaction.

Income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from the changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

The following table summarizes FBR Asset's mortgage-backed securities as of September 30, 1999:

                                                                                                                  Total Mortgage
                                                               Freddie Mac       Fannie Mae       Ginnie Mae          Assets
                                                               ------------     ------------     ------------     ---------------
Mortgage-backed securities,
 available for sale-principal                                  $81,943,039      $39,694,176      $12,789,418        $134,426,633

Unamortized premium                                                396,991        1,118,303          677,771           2,193,065
                                                               -----------      -----------      -----------        ------------
Amortized cost                                                  82,340,030       40,812,479       13,467,189         136,619,698
Gross unrealized gains                                                   -                -                -                   -
Gross unrealized losses                                         (1,940,036)        (914,442)        (398,411)         (3,252,889)
                                                               -----------      -----------      -----------        ------------
Estimated fair value                                           $80,399,994      $39,898,037      $13,068,778        $133,366,809
                                                               ===========      ===========      ===========        ============

Repurchase Agreements

FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period. As of December 31, 1998, FBR Asset had $128.6 million outstanding under repurchase agreements with a borrowing rate of 5.08% as of the end of the period and a weighted-average remaining maturity of 73 days. At December 31, 1998, mortgage-backed securities pledged had an estimated fair value of $136.2 million. At December 31, 1998, the repurchase agreements had remaining maturities of between 69 and 74 days.

At September 30, 1999, FBR Asset had $114.1 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.37% as of the end of the period and a remaining term to maturity of 20 days. At September 30, 1999, mortgage-backed securities pledged had an estimated fair value of $120.3 million.

Interest Rate Swaps

FBR Asset has entered into two interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements are structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. The Company's repurchase agreements, which generally have maturities of 60 to 90 days, carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix the Company's borrowing cost and are not held for speculative or trading purposes. As a result of these factors, the Company has accounted for these agreements as hedges.

The fair value of interest rate agreements that qualify as hedges are not recorded. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of an interest rate agreement, a gain or loss is recorded and the Company receives or makes a payment based on the fair value of the interest rate agreement on the date of termination.

At September 30, 1999, FBR Asset was party to an interest rate swap agreement that has a notional amount of $50 million, a fair value of $(910,535) and $(617,292) at December 31, 1998, and September 30, 1999, respectively, and matures on June 1, 2001.

Investments in Equity Securities

Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing "bid" and "asked" price on the day of valuation. Other securities for which quotations are not readily available are valued at fair value as determined by FBR Asset's investment adviser, Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"). FBR Management may use methods of valuing securities other than those described above if it believes the alternative method is preferable in determining the fair value of such securities.

Consistent with the intention to have the Company operate as a REIT, management concluded that its investments are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments as available for sale.

Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income.

Management regularly reviews any declines in the market value of its equity investments for declines and impairments that are other than temporary. Such declines are recorded in operations when determined.

Notes Receivable

FBR Asset has extended the maturity date on the $9.9 million balance of its loan to Prime Capital Holding, LLC (the "PCH Mezzanine Loan") until November 16, 1999. On November 10, 1999, Prime Capital Holding, LLC prepaid approximately $1.3 million of the PCH Mezzanine Loan. Further, FBR Asset has lent an additional $7,000,000 to Prime Capital Holding, LLC secured by the same collateral that secures the PCH Mezzanine Loan (the "PCH Subordinated Loan").

Credit Risk

FBR Asset has limited its exposure to credit losses on its mortgage-backed portfolio of mortgage-backed securities by purchasing securities only from Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 1998, and September 30, 1999, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating.

Cash and Cash Equivalents

All investments with original maturities of less than three months are cash equivalents. As of December 31, 1998, cash and cash equivalents consisted of $14.4 million of cash deposited in two commercial banks and $26.7 million in two separate domestic money market funds. As of September 30, 1999, cash and cash equivalents consisted of $4.0 million of cash deposited in two commercial banks and $0.4 million in two separate domestic money market funds. The money market funds invest primarily in obligations of the U.S. Government. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

During 1998, FBR Asset adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a financial reporting methodology that includes certain financial information that historically has not been recognized in the calculation of net income. FBR Asset's only component of other comprehensive income is the net unrealized loss on investments classified as available for sale in accordance with SFAS No. 115.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement is effective for all fiscal years beginning after June 15, 2000, and generally requires that an entity recognize derivative financial instruments as assets or liabilities and measure them at fair value. Management is currently evaluating the impact of adopting the requirements of SFAS 133.

Net Income Per Share

FBR Asset presents net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share. SFAS No. 128 specifies that basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. The potentially dilutive securities did not impact the computation of earnings per share for any period presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes

FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as FBR Asset believes it has met the prescribed distribution and other requirements.

Note 4 - Due to Broker

FBR Asset maintains a prime brokerage account which holds its equity and debt securities. The company periodically borrows funds against these securities at an interest rate equivalent to the Federal Funds Rate plus three-quarters of one-percent. At September 30, 1999 the interest due on borrowed funds was 5.95%.

Note 5  Stockholders' Equity

On December 15, 1997, FBR Asset completed a private placement of equity capital. FBR Asset received net proceeds of $189.7 million from the issuance of 10,218,999 shares of common stock.

On January 15, 1998, FBR purchased 196,828 shares of FBR Asset for $3.7 million pursuant to a stock option awarded in connection with the private placement offering.

FBR Asset has paid in 1999 the following dividends:

     Declaration Date             Payable Date              Dividend
     ----------------             ------------              --------
     December 31, 1998            January 15, 1999           $.300
     March 31, 1999               April 14, 1999             $.325
     June 14, 1999                July 15, 1999              $.380
     September 16, 1999           October 15, 1999           $.400

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock.

Between December 31, 1998 and September 30, 1999, the Company repurchased an additional 1,594,491 shares of its common stock at an average price of $13.00 per share.

FBR Asset had outstanding, as of December 31, 1998, and September 30, 1999, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Note 6  Management and Performance Fees

FBR Asset has entered into a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), for an initial term expiring on December 15, 1999. FBR Management will perform portfolio management services on behalf of FBR Asset. Such services shall include, but are not limited to, consulting with FBR Asset on purchase and sale opportunities, collection of information and submission of reports pertaining to FBR Asset's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset's portfolio of assets.

FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of FBR Asset during each calendar quarter and,
(2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average invested assets of FBR Asset during each calendar quarter. FBR Management also received 1,021,900 options to purchase FBR Asset's common stock at $20 per share. The estimated value of these options is $909,492, based on a discounted Black-Scholes valuation, and is being amortized over the initial term of the Management Agreement. FBR Management assigned options to acquire 51,045 shares to Blackrock in connection with the execution of the sub-management agreement. The unamortized value of these options has been recorded as prepaid expenses in the accompanying statements of financial condition. In addition, FBR Management agreed to the rescission of 155,000 options to purchase common shares in connection with the establishment of FBR Asset's stock incentive plan.

FBR Management is also entitled to receive incentive compensation based on the performance of FBR Asset. On December 31, 1998, and each subsequent year thereafter, FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of FBR Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum.

FBR Management has engaged BlackRock Financial Management, Inc. ("BlackRock") to manage FBR Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company. As compensation for rendering services, BlackRock will be entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by BlackRock, with a minimum annual fee of $100,000, payable quarterly. The agreement may be terminated by either party with thirty days advance notice.

Note 7  Related Parties

As of December 31, 1998, a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group") owned 1,344,086 shares or 15.73% of the outstanding common stock of FBR Asset. As of September 30, 1999, that same subsidiary owned 1,344,086 or 19.34% of the outstanding common stock of FBR Asset. FBR Group is the parent company of FBR Management and FBR & Co.

Note 8  Equity Investments

As of December 31, 1998, the Company's equity investments had an aggregate cost basis of $81.2 million, fair value of $71.0 million, unrealized losses of $12.3 million, recognized losses of $6.6 million, and unrealized gains of $2.1 million.

At September 30, 1999, the Company's equity investments had an aggregate cost basis of $84.6 million, a fair value of $70 million, unrealized losses of $16.9 million and unrealized gains of $2.3 million.

                                                           Amount of              Market Value at             Market Value at
Equity Investments                                       Investment/(1)/         December 31, 1998           September 30, 1999
-----------------------------                        ---------------------    -----------------------     ------------------------
Anthracite Capital, Inc.                                    $18,334,496                $12,358,170                  $10,875,191
Capital Automotive REIT                                      25,000,000                 26,657,711                   22,177,422
Chastain Capital Corporation(2)                               3,150,000                  3,150,000                    4,900,000
Imperial Credit Commercial Mortgage Inv. Corp.               13,050,230                  8,437,500                    9,900,000
Imperial Credit Industries, Inc.(3)                          10,000,000                          -                   10,000,000
Prime Retail, Inc.                                            1,201,317                  1,211,844                      910,813
Prime Retail, Inc., pfd(3)                                    1,454,320                          -                    1,332,800
Resource Asset Investment Trust                               5,292,516                  3,790,325                    3,833,397
Building One Services Corporation(4)                          4,053,180                 10,437,500                    2,469,907
East-West Bank(5)                                             3,110,000                  4,940,000                    3,693,125
                                                   -----------------------    -----------------------     ------------------------
  Total                                                     $84,646,059                $70,983,050                  $70,092,655
                                                   =======================    =======================     ========================

(1)  As of September 30, 1999

(2) Reflects recognized loss of $6.6 million recorded in 1998 for other than temporary impairment in the value of Chastain Capital Corporation

(3)  Purchased in 1999.

(4) In April 1999, FBR Asset sold 297,341 shares of Building One Services Corporation and realized a gain of $743,353.

(5) In September, FBR Asset sold 209,000 shares of East-West Bank and realized a gain of $330,724.


Chastain Capital Corporation ("CHAS")

On April 29, 1998, FBR Asset purchased 700,000 shares of common stock in CHAS, a Georgia REIT, for a cost of $9,765,000 or $13.95 per share. CHAS was organized in December 1997 to invest in commercial and multifamily mortgage and real estate related assets located in major metropolitan markets throughout the United States.

In 1998, FBR Asset recorded a charge to operations in the amount of $6,615,000 to reflect management's determination that the decline in the market value of the stock was other than temporary. On May 14, 1999, CHAS announced that its Board of Directors had voted to sell all of CHAS' assets, either through a plan of liquidation or through a sale of the company. See Note 9 -- Subsequent Events.

East-West Bancorp ("EWB")

On June 30, 1998, FBR Asset purchased, through a private placement offering, 520,000 shares of EWB, a Southern California commercial bank, for a cost of $5,200,000 or $10.00 per share. EWB's strategy is to become the premier commercial bank in California serving the unique personal and business banking needs of customers engaged in business and having family ties with or origins from the Asia Pacific region, with experienced personnel having the language capability and cultural sensitivity appropriate for the region. In September
FBR Asset sold 209,000 shares of its EWB common shares for a price of $11.58 per share or $2.4 million.

Prime Retail, Inc. ("PRT")

In September 1998, FBR Asset purchased an aggregate of 122,300 shares of PRT, for a total of $1,191,832, or $9.74 average cost per share. On October 18, 1998, FBR Asset purchased an additional 1,200 shares of PRT's common stock for $9,485 or $7.90 per share. PRT is a Maryland REIT that is engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. PRT's common stock is publicly traded.

On April 22, 1999, FBR Asset purchased 78,400 shares of PRT's preferred stock for a cost of $1,454,320 or $18.55 average cost per share. PRT's preferred stock is publicly traded.

Kennedy-Wilson, Inc. ("KWIC")

FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003.

Imperial Credit Industries, Inc. ("ICII")

On June 30, 1999, FBR Asset privately purchased 400,000 shares of ICII's preferred stock for $25.00 per share. ICII is a commercial and consumer finance holding company specializing in non-conforming residential mortgage banking, business and consumer lending and commercial leasing.

Note 9  Subsequent Events

As of September 30, 1999, FBR Asset held a $20 million note of Prime Retail, L.P., that bore interest at a rate of 11% per annum and matured on June 10, 2000. FBR Asset and Prime Retail have entered into an agreement pursuant to which Prime Retail paid $7.5 million of principal down on the note and FBR Asset made an additional $20 million loan to Prime Retail. FBR Asset now owns
(i) a note of Prime Retail in the principal amount of $12.5 million that bears interest at a rate of 11% per annum and matures June 10, 2000, and (ii) a subordinated note of Prime Retail in the principal amount of $20 million that bears interest at a rate of 15% per annum and matures December 31, 1999.

FBR Asset has extended the maturity date on the $9.9 million balance of its loan to Prime Capital Holding, LLC (the "PCH Mezzanine Loan") until November 16, 1999. Further, FBR Asset has lent an additional $7,000,000 to Prime Capital Holding, LLC secured by the same collateral that secures the PCH Mezzanine Loan (the "PCH Subordinated Loan"). On November 10, 1999, Prime Capital Holding, LLC prepaid approximately $1.3 million of the PCH Mezzanine Loan.

On July 22, 1999 Imperial Credit Commercial Mortgage and Imperial Credit Industries announced a merger agreement under which Imperial Credit Industries would acquire all of the outstanding shares of Imperial Credit Mortgage for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. Completion of the merger is conditioned on, among other things, approval by the shareholders of Imperial Credit Mortgage. On October 25, 1999, after expiration of the tender offer period on October 22, 1999 during which Imperial Credit Mortgage explored alternative transactions more favorable to its shareholders, Imperial Credit Industries reported that the merger consideration had been increased from $11.50 per share to approximately $11.57 per share. The merger is expected to close in an early year 2000. In the absence of other offers at more favorable prices, management expects to record a $2.6 million charge to earnings for the transaction in the fourth quarter representing the difference between Imperial Credit Industries' most recent tender offer and FBR Asset's cost basis.

On November 5th and 10th Imperial Credit Industries redeemed the 400,000 shares of Series B 14.5% cumulative preferred held by FBR Asset for $10.5 million.

On November 8, 1999, Chastain Capital Corp. announced that its Board had declared an initial $7.45 per share distribution to stockholders under a plan to liquidate itself. Chastain still has one real estate asset remaining, a retail property Chastain is trying to sell.

Beginning September 30, through October 25, 1999, FBR Asset sold 520,000 shares of common stock in East West Bancorp for $5,988,838 or $11.52 average per share.

On October 29, 1999, FBR Asset completed a transaction through BlackRock Financial Management for the purchase of $136.0 million face amount agency mortgage-backed securities bearing a weighted average yield of 6.38% and a $32.0 million face amount 6.00% short-term treasury note. FBR Asset financed this purchase with repurchase agreements totaling $164.1 million and also established a short position for $101.0 million in 7.00% Ginnie Mae agency mortgage-backed securities.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       The registrant's stock became registered under the Securities and Exchange Act of 1934 on September 27, 1999. The common stock is listed on the American Stock Exchange and its symbol is "FB."

       FBR Asset has extended the maturity date on the $9.9 million balance of its loan to Prime Capital Holding, LLC (the "PCH Mezzanine Loan") until November 16, 1999. On November 10, 1999, Prime Capital Holding, LLC prepaid approximately $1.3 million of the PCH Mezzanine Loan. Further, FBR Asset has lent an additional $7,000,000 to Prime Capital Holding, LLC secured by the same collateral that secures the PCH Mezzanine Loan (the "PCH Subordinated Loan").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FBR ASSET INVESTMENT CORPORATION
                                    (Registrant)


Date:  November 15, 1999            By:  /s/ William R. Swanson
                                         ---------------------------------------
                                         William R. Swanson
                                         Executive Vice President


                                    By:  /s/ Kurt R. Harrington
                                         ---------------------------------------
                                         Kurt R. Harrington
                                         Chief Financial Officer, Treasurer and
                                         Secretary