Form 10-K
period 1999-12-31
FBR ASSET INVESTMENT CORP/VA
filed 2000-03-30
CIK 1073208

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                      Commission File Number ____________

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

Yes:  X   No _____ (The Registrant has not been subject to such filing
    -----
requirements for the past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the
Registrant:  $38,009,851 as of March 24, 2000.

As of March 24, 2000, the latest practicable date, there were 5,097,227 shares of the Registrant's common stock outstanding.

Portions of the Registrant's Registration Statement on Form S-11, as amended, Registration No. 333-67343, are incorporated by reference in Part IV, Item 14.

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 1999, and to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III, Items 10 (as related to Directors), 11, 12 and 13.

                        FBR ASSET INVESTMENT CORPORATION
                                      INDEX

REPORT:  FORM 10-K                                                                             Page
                                                                                               ----
PART I......................................................................................    1

   Item 1.  Business........................................................................    1

   Item 2.  Properties......................................................................   16

   Item 3.  Legal Proceedings...............................................................   16

   Item 4.  Submission Of Matters To Vote Of Security Holders...............................   17

   Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters...........   17

   Item 6.  Selected Financial Data.........................................................   19

   Item 7.  Management's Discussion And Analysis Of Financial Condition And
            Results Of Operations Overview..................................................   19

   Item 8.  Financial Statements And Supplementary Data.....................................   30

   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure........................................................   30

PART III....................................................................................   31

   Item 10.   Directors And Executive Officers Of The Registrant............................   31

   Item 11.   Executive Compensation........................................................   31

   Item 12.   Security Ownership of Certain Beneficial Owners and Management................   31

   Item 13.   Certain Relationships and Related Transactions................................   31

PART IV.....................................................................................   32

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   32

SIGNATURES
                                      (i)

                                    PART I.

Certain statements set forth in FBR Asset Investment Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated in Item 1. "Business--Factors Affecting FBR Asset's Business, Operating Results and Financial Condition" and elsewhere as appropriate. This Annual Report on Form 10-K (including those items incorporated by reference), including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding.

Item 1.  Business

FBR Asset's Business

Operating Policies & Strategies

FBR Asset relies upon the professionals employed by Friedman, Billings, Ramsey Group Inc. ("FBR") to evaluate opportunities for investment. Since its inception in 1989, FBR has sought to identify rapidly changing industries and industries that are not fully understood or appropriately valued by the market. Real estate is one of the sectors on which FBR currently focuses. FBR has specialized in underwriting offerings of REIT securities, particularly REITs that invest in mortgage loans and mortgage-backed securities. From 1993 to 1999, FBR served as managing underwriter in the public issuance of $5.3 billion of REIT and real estate equity securities, consisting of $2.2 billion of mortgage and hybrid REITs and $3.1 billion of equity REITs and real estate operating companies.

FBR Asset believes that there is a global trend towards the securitization of real estate and real estate-related assets and that this trend is represented by the increased formation of non-traditional REITs. FBR Asset also believes that there is a global trend towards the consolidation of real estate owners and operators and companies that provide services to real estate owners and operators. FBR Asset expects these trends to provide it with significant opportunities for investing in real estate-related assets. FBR Asset also anticipates that, notwithstanding the late 1998 and continuing 1999 decline in the mortgage REIT market, additional REITs or real estate-related companies will be organized in the future and that through investments in those companies, FBR Asset can diversify and expand its investments in the real estate market.

FBR Asset's goal, subject to maintaining its REIT qualification, is to acquire assets that it believes will generate the highest returns on capital invested. To determine which assets are likely to provide those returns, FBR Asset considers:

  .  the amount and nature of anticipated cash flows from the asset;

  .  the risks of investing in the asset;

  . FBR Asset's ability to pledge the asset to secure collateralized borrowings;

  .  the capital requirements for purchasing and financing the asset;

  .  the potential for appreciation and depreciation of the asset's value; and

  .  the cost of financing, hedging and managing the asset.

FBR Asset is an opportunistic investor and does not have or expect to adopt guidelines dictating specific investment or operating restrictions. FBR Asset has taken or may take the following actions without the consent of its stockholders:

  .  borrowed money;

  .  made loans to other companies;

  .  invested in securities of other issuers;

  .  sold existing investments and made additional investments;

  .  repurchased or otherwise reacquired FBR Asset's shares; and

  . FBR Asset also may issue preferred stock that has liquidation and dividend preferences over the outstanding common stock or offer securities in exchange for property, although to date FBR Asset has chosen not to take those actions

Likewise, as to specific investments, FBR Asset may invest directly or indirectly in any type of mortgage, real estate or real estate-related assets, as well as in other assets, subject to the policy that FBR Asset maintain its qualification as a REIT and its exemption from registration as an investment company.

FBR Asset expects that investment opportunities will change. Based on the recent past, FBR Asset anticipates that REITs will continue to have difficulty accessing the public capital markets. In this environment, FBR Asset will seek what it considers to be attractive opportunities to invest on a privately negotiated basis. For example, FBR Asset believes there will be opportunities to enter into joint ventures with other REIT and non-REIT investors seeking to complete planned acquisitions, to provide mezzanine loans with equity features, and to provide private equity financing. If an adequate amount of what FBR Asset considers to be appropriate investments becomes available, FBR Asset intends to borrow funds to make additional investments.

Current Investments

FBR Asset invests directly in whole-pool mortgage-backed securities, commercial loans, and equity securities of real estate-related businesses and invests indirectly in commercial and residential real estate, commercial mortgage loans, and commercial mortgage-backed securities. As to FBR Asset's indirect investments, FBR Asset holds interests in those assets through its equity ownership of other companies. As an equity holder, FBR Asset's return on its investment is not directly linked to returns on any company's assets, but will depend upon the authorization and payment of dividends and changes in the price of the equity securities owned by FBR Asset. Furthermore, as a common stockholder, FBR Asset's claims to the assets of the companies in which it invests are subordinated to those of creditors and other senior stockholders.

Based upon the information provided on Form 10-Q for the quarter ended September 30, 1999, by the companies in which FBR Asset held equity securities on that date, FBR Asset believes that at September 30, 1999, approximately 57% of FBR Asset's assets were invested in residential mortgage-backed securities, approximately 10% were invested in commercial real estate, approximately 22% were invested in commercial mortgage loans, approximately 3% were invested in commercial mortgage-backed securities, and approximately 8% did not fit into the identified categories.

Based upon the information provided on form 10-K for the year ended December 31, 1998, by the companies in which FBR Asset held equity securities on that date, FBR Asset believes that at December 31, 1998, approximately 66% of FBR Asset's assets were invested in residential mortgage-backed securities, approximately 11% were invested in commercial real estate, approximately 5% were invested in commercial mortgage loans, approximately 2% were invested in commercial mortgage-backed securities, approximately 8% were loans made to other companies, and approximately 8% did not fit into the identified categories.

Whole-Pool Mortgage-Backed Securities

FBR Asset currently invests, and intends to continue investing, at least 55% of its assets in whole-pool mortgage-backed securities. Those securities represent the entire ownership interest in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks. Various government, government-related and private organizations assemble the pools of loans for sale to investors, such as FBR Asset.

At December 31, 1999, FBR Asset owned mortgage-backed securities guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae that had a market value of $236.0 million, and had borrowed $221.7 million to finance its investment in those securities. As of December 31, 1999, FBR Asset had established an $88 million face amount short position in 7.00% Ginnie Mae agency mortgage-backed securities. The short position was established to offset the potential adverse effects of market price fluctuations in certain mortgage-backed securities The position is structured and accounted for as a hedge transaction such that any gains or losses are recognized upon termination of the position. The fair value of this short position at December 31, 1999, was $182,188. Anthracite Capital, Inc., one of the companies in which FBR Asset has invested, also owned similar securities at December 31, 1998, and December 31, 1999.

Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer or guarantor of the securities.

The investment characteristics of pass-through mortgage-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the mortgage-backed securities, as described above, and the possibility that principal may be prepaid on the mortgage-backed securities at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on FBR Asset's investments.

At December 31, 1999, FBR Asset owned 39 fixed rate, residential mortgage-backed securities that represented the entire ownership interest in pools of single-family mortgage loans. In connection with those investments, FBR Asset entered into repurchase agreements, an interest rate swap and a short position. The mortgage-backed securities, the short position, the swap, and the repurchase agreements are summarized on the following table.

                                                                                               Effective    Effective
                                                 Original          Market        Nominal       Weighted     Duration     Relevant
                      Issue Date      Face       Principal        Value at        Yield       Average Life     at       Prepayment
   Descriptive           of          Amount       Amount          12/31/99         at         at 12/31/99   12/31/99    Assumption
   Title/(1)/         Securities   (thousands)  (thousands)     (thousands)     12/31/99/(5)/   (years)      (years)    (% PAM)/(2)/
   ----------         ----------   -----------  -----------     -----------     -----------     -------      -------    ------------
Freddie Mac
FGOLD 15-yr.           04/01/97    $    64,257  $    79,334     $    62,470        7.23%         5.20         3.63          150

Fannie Mae
FNMA 15-yr.            05/01/98    $    18,924  $    23,381     $    18,373        7.20%         5.30         3.69          148

Freddie Mac
FGOLD 30-yr.           05/01/98    $     2,959  $    11,850     $     2,973        7.74%         2.40         1.96          251

Freddie Mac
FGOLD 15-yr.           09/01/95    $     3,080  $     7,496     $     3,055        7.26%         4.10         2.89          174

Fannie Mae
30-yr.                 11/01/98    $     9,412  $    16,291     $     9,337        7.71%         3.80         2.92          212

Fannie Mae
30-yr.                 05/01/98    $     9,153  $    16,868     $     9,528        7.26%         3.00         2.27          268

Ginnie Mae
30-yr.                 05/01/98    $    12,142  $    45,874     $    12,313        7.70%         6.70         3.68          152

Freddie Mac
FGOLD 15-yr.           04/01/97    $     9,194  $    10,083     $     8,554        7.14%         5.70         4.34          123

Fannie Mae
FNMA 30-yr.            09/01/99    $    44,962  $    45,094     $    42,597        7.50%         9.20         5.38          141

Ginnie Mae
30-yr.                 09/01/99    $    32,314  $    32,720     $    32,003        7.73%         9.40         4.56          146

Ginnie Mae
30-yr.                 11/01/99    $    10,062  $    10,068     $    10,174        7.85%         8.00         3.94          225

Fannie Mae
FNMA 15-yr.            10/01/99    $    11,249  $    11,442     $    11,130        7.24%         5.80         3.68          161

Fannie Mae
FNMA 15-yr.            03/01/98    $    10,959  $    15,380     $    10,420        7.22%         5.70         3.83          132

Fannie Mae
FNMA 15-yr.            10/01/99    $     3,200  $     3,269     $     3,088        7.16%         3.50         2.83          176
                                   -----------  -----------     -----------        ----          ----         ----          ---
 Mortgage
 Portfolio
 Total                             $   241,867  $   329,150     $   236,015        7.32%         5.00         3.54          176
                                   ===========  ===========     ===========        ====          ====         ====          ===
Repurchase
Agreement Liability    12/16/99              -            -     $   221,714        5.83%            -            -            -

Interest Rate Swap
Agreement               6/1/98               -  $    50,000/(3)/                     (4)            -            -

     __________________
     (1) All of the mortgage-backed securities are backed by pools of fixed-rate mortgages and are principal and interest paying instruments.
     (2) Prepayment assumptions express the relationship between the assumption for a specific pass-through security and a prepayment assumption model ("PAM"). For example, a prepayment assumption of 100% PAM for a 30-year mortgage assumes a prepayment rate increase of 0.2% per month for the first 30 months, and then levels off at 6% for the remainder of the term. "50% PAM" means that the prepayment rate is half of "100% PAM" for that month. "300% PAM" means that the prepayment rate is three times "100% PAM" for that month. Actual prepayments may be materially different from the prepayment rates assumed in the PAM.
     (3)  Notional amount.
     (4) Under the interest rate swap agreement, FBR Asset receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments at a fixed rate of approximately 5.96% based in each case on the $50 million notional amount.
     (5) The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

     As the table above shows, the average nominal yield (as defined in footnote 5 above) on FBR Asset's mortgage-backed securities at December 31, 1999, was approximately 7.32%. The yield is based on the anticipated life of the securities. If the actual life of the security is reduced below its anticipated life, the yield would be reduced. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

     The table that follows outlines the recent prepayment experience of the mortgage-backed securities owned by FBR Asset in terms of PAM. See footnote 2 to the preceding table for a more detailed discussion of PAM. For each category of securities in which FBR Asset owns only one pool of mortgage loans, the prepayment history is for that specific pool. For each category of securities in which FBR Asset holds multiple pools of mortgage loans, we have presented the prepayment history of a representative pool. Several securities were recently issued and thus have little prepayment history.

                                                                               Period from                  Period from
                                                                             October 1999 to              January 1999 to
                                                 Face Amount                  December 1999                December 1999
      Mortgage-Backed Securities                (in thousands)                   (% PAM)                      (% PAM)
     ----------------------------               --------------               ---------------              ---------------
     Freddie Mac FGOLD 15-yr. 6.5%              $       64,257                     188                          311
     Fannie Mae 15-yr. 6.5%                             18,924                     166                          276
     Freddie Mac FGOLD 15-yr. 7.0%                       3,080                     183                          310
     Freddie Mac FGOLD 30-yr. 8.0%                       2,959                     188                          226
     Fannie Mae 30-yr. 7.5%                              9,412                     261                          366
     Fannie Mae 30-yr. 9.0%                              9,153                     351                          390
     Ginnie Mae 30-yr. 7.95%                            12,142                     215                          268
     Freddie Mac FGOLD 15-yr. 5.5%                       9,194                     131                          172
     Fannie Mae 30-yr. 6.5%                             44,962                     185                          245
     Ginnie Mae 30-yr. 7.5%                             32,314                     263                          740
     Ginnie Mae 30-yr. 8.0%                             10,062                     263                          740
     Fannie Mae 15-yr. 7.0%                             11,249                     335                          226
     Fannie Mae 15-yr. 6.0%                             10,959                     107                          167
     Fannie Mae 15-yr. 6.0%                              3,200                     128                          185
                                                --------------
        Total                                   $      241,867
                                                ==============

Freddie Mac Certificates

Federal Home Loan Mortgage Corporation, better known as "Freddie Mac," is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac's principle activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. Freddie Mac guarantees to holders of Freddie Mac certificates, such as FBR Asset, the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, distributions to FBR Asset would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to FBR Asset would be adversely affected by delinquent payments and defaults on those mortgage loans.

Fannie Mae Certificates

Federal National Mortgage Association, better known as "Fannie Mae," is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates, such as FBR Asset, that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, distributions to FBR Asset would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to FBR Asset would be adversely affected by delinquent payments and defaults on the mortgage loans.

Ginnie Mae Certificates

Government National Mortgage Association, better known as "Ginnie Mae," is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran's Administration under the Servicemen's Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that guarantees under section 306(g) of Ginnie Mae certificates of the type that may be purchased by FBR Asset are authorized to be made by Ginnie Mae and "would constitute general obligations of the United States backed by its full faith and credit."

Single-Family and Multifamily Privately-Issued Certificates

Although FBR Asset does not own single-family or multifamily privately-issued certificates, some of the companies in which it invests may own these certificates. FBR Asset may in the future invest in other companies that invest in these assets or may invest in them itself.

Single-family and multifamily privately-issued certificates are pass-through certificates that are not issued or guaranteed by one of the agencies described above and that are backed by a pool of single-family or multifamily mortgage loans. Single-family and multifamily privately-issued certificates are issued by originators of, investors in, and other owners of mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose "conduit" subsidiaries of those institutions.

While agency certificates are backed by the express obligation or guarantee of one of the agencies, as described above, single-family and multifamily privately-issued certificates are generally covered by one or more forms of private credit enhancements. Those credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder's equity interest in the property and result in realized losses. Forms of credit enhancements include, but are not limited to, limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization, and subordination.

Borrowed Funds

FBR Asset may reduce the amount of equity capital it has invested in mortgages or other assets by funding a portion of those investments with long-term borrowings, warehouse lines of credit, or other borrowing arrangements. Borrowing funds creates interest expense that can exceed the revenue FBR Asset earns from its financed assets. To the extent that revenue derived from those assets exceeds the interest expense, FBR Asset's net income will be greater than if FBR Asset had not borrowed funds and had not invested in the mortgage-backed securities. Conversely, if the revenue from those assets does not sufficiently cover the expense, FBR Asset's net income will be less than if FBR Asset had not borrowed funds.

FBR Asset has borrowed and intends to continue borrowing funds by entering into repurchase agreements. Under these agreements, FBR Asset sells assets to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. FBR Asset accounts for repurchase agreements as loans, secured by the underlying assets, that FBR Asset owes to the third party.

FBR Asset intends to use the proceeds from borrowings to invest in mortgages or other assets and to repeat this process of borrowing and investing, while continually monitoring its use of leverage. Based on book values, the debt-to-equity ratio as of December 31, 1999, on FBR Asset's mortgage-backed securities portfolio was 16 to 1. Traditionally, lenders have permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 19 to 1. FBR Asset does not currently intend to increase its leverage ratio, although its Charter and Bylaws do not impose any specific limits on permissible leverage.

What follows are two examples of how FBR Asset might use borrowings to increase the yield on a hypothetical mortgage-backed security:

     -------------------------------------------------------------------------------------------------------
                                                                Example 1                Example 2
                                                                ---------                ---------
     1.  Amount invested in mortgage-backed
         security..........................................       $10,000,000              $10,000,000

     2.  Annual interest rate on mortgage-backed
         security..........................................              7.25%                    7.25%

     3.  Income from mortgage-backed security
         (1 x 2)*..........................................       $   725,000              $   725,000

     4.  Amount borrowed to finance investment in
         mortgage-backed security..........................       $ 8,000,000              $ 5,000,000

     5.  Interest rate on amount borrowed..................              5.50%                    5.50%

     6.  Interest expense (4 x 5)*.........................       $   440,000              $   275,000

     7.  Equity capital invested (1 - 4)*..................       $ 2,000,000              $ 5,000,000

     8.  Management fee (0.25% x $10,000,000)..............       $    25,000              $    25,000

     9.  Hedging expense (4 x 1%)*.........................       $    80,000              $    50,000

     10. Total expenses (6 + 8 + 9)*.......................       $   545,000              $   350,000

     11. Net income on mortgage-backed security
         (3-10)*...........................................       $   180,000              $   375,000

     12. Return on equity capital invested
         (11 + 7)*.........................................              9.00%                    7.50%

     -------------------------------------------------------------------------------------------------------

     * The numbers in parentheses, unless otherwise specified, refer to the line numbers on the far left.

In example 1 above, FBR Asset uses borrowed funds to increase the initial yield on its investment from 7.25% to 9.0%. In example 2 above, FBR Asset borrows less funds and increases its yield only from 7.25% to 7.50%. FBR Asset plans to complete these types of transactions by arranging loans in which it pledges its assets as collateral to secure its repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets' market value could trigger an early repayment of FBR Asset's obligations. If FBR Asset repays loans early, then the return on equity would be reduced. As reflected above, if FBR Asset were required to increase the amount of equity capital it invested by $3 million in order to prepay $3 million of the loan, then the return on equity would be reduced from 9.00% to 7.50%.

Hedging & Interest Rate Management

FBR Asset acquires derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. FBR Asset does not intend to acquire derivative instruments for speculative purposes. FBR Asset's hedging activities may include entering into interest rate swaps and caps and options to purchase swaps and caps. Under the tax laws applicable to REITs, FBR Asset generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments to hedge indebtedness that FBR Asset may incur, or plans to incur, to acquire or carry real estate assets.

FBR Asset engages in a variety of interest rate management techniques that are intended to match the effective maturity of, and the interest received on, its assets with the effective maturity of, and the interest owed on, its liabilities. FBR Asset generally will be able to use those techniques directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. FBR Asset, however, cannot give any assurances that it can successfully implement its investment and leverage strategies. FBR Asset's interest rate management techniques may include:

  .  puts and calls on securities or indices of securities;

  .  Eurodollar futures contracts and options on such contracts;

  . interest rate swaps, which are the exchange of fixed-rate payments for floating-rate payments; or

  .  other similar transactions.

FBR Asset may also use these techniques to attempt to protect itself against declines in the market value of its assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market values, could result in losses with respect to FBR Asset's mortgage assets.

At December 31, 1999, FBR Asset was indebted for $221.7 million under short-term repurchase agreements. These agreements expire and are renewed on a regular basis. As of December 31, 1999, all of the repurchase agreements, except one, held by FBR Asset had a stated maturity date of February 14, 2000. The remaining repurchase agreement had a stated maturity date of February 7, 2000. The interest rate received by FBR Asset under the short-term borrowing arrangements increases and decreases as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant. If short-term rates increase significantly above 7.32%, which is the average nominal yield (as defined in footnote 5 on page 5) of FBR Asset's mortgage portfolio as of December 31, 1999, the interest owed on the borrowings would exceed the interest income payable to FBR Asset on its mortgage-backed securities.

To offset the potential adverse effects of market price fluctuations in certain mortgage-backed securities, FBR Asset established an $88 million face amount short position in 7.00% Fannie Mae mortgage-backed securities.

To limit the adverse effect of rising short-term interest rates under its short-term repurchase agreements, FBR Asset entered into two interest rate swap agreements pursuant to which FBR Asset paid a fixed interest rate on $100 million notional amount of borrowings and received a variable interest rate on $100 million notional amount of borrowings. FBR Asset realized a $1.9 million loss when it terminated one $50,000,000 agreement in October 1998 and repaid the related repurchase agreement. The remaining $50,000,000 agreement matures on June 1, 2001.

Interest rate management techniques do not eliminate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

  . the weighted average life of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

  . the market value of the fixed rate mortgage-backed securities would decline as long-term interest rates increased.

Yet, in this situation, the interest rate swap agreement would be ineffective for periods after its June 1, 2001 termination date, and if FBR Asset sold the fixed-rate mortgage-backed securities to pay down its short-term borrowings, it would realize a loss because of the decline in their market value.

Real Estate

FBR Asset seeks to invest in real property to generate income and to provide FBR Asset with the potential for capital appreciation in the value of property owned. Although FBR Asset does not currently own any direct interests in real property, it does own interests in real property through its equity investments in Capital Automotive REIT ("Capital Automotive"), and to a lesser extent through its equity investments in Prime Retail, Inc. ("Prime Retail"), Resource Asset Investment Trust ("Resource"), and Imperial Credit Commercial Mortgage Investment Corp. ("Imperial Credit"). Through its relationship with FBR, FBR Asset was able to acquire the stock of Capital Automotive before Capital Automotive offered its stock to the public. FBR Asset purchased shares of Prime Retail, Resource and Imperial Credit in open-market transactions. FBR Asset also loaned Prime Retail $40 million, $20 million of which was repaid in September 1999.

Capital Automotive REIT invests in the real property and improvements used by operators of multi-site, multi-franchised motor vehicle dealerships and motor vehicle-related businesses located in major metropolitan areas of the United States. Capital Automotive is a self-administered and self-managed Maryland REIT that primarily acquires real property and simultaneously leases back this property to automobile dealers. These transactions generally have the following characteristics:

  . Capital Automotive's interest in the property acquired generally includes the land, buildings and improvements, related easements and rights and fixtures, but not any personal property, furniture or equipment.

  . The leases generally range from 8 to 11 years and may be extended for one or two terms of 10 years at the option of the lessee.

  . The leases typically require the lessee to pay substantially all expenses associated with the operation of the real property, such as real estate taxes and other governmental charges, insurance, utilities, service, maintenance and, therefore are on a "triple-net" basis.

  . Upon expiration or termination of the lease, the lease generally provides that additions, repairs, renovations and improvements become the property of Capital Automotive.

  . The leases also typically require the lessee to operate the property only for the same purpose for which it was used on the date Capital Automotive purchased it, unless Capital Automotive consents to a different use.

These types of "sale-leaseback" transactions generally enable Capital Automotive to eliminate brokerage, re-leasing and similar costs and the risk of high lessee turnover due to the general, historic long-term operation of automobile dealerships.

Prime Retail invests in factory outlet centers. Prime is a self-administered and self-managed REIT that develops, acquires, owns and operates factory outlet centers in the United States. Resource invests in commercial office buildings and land. Resource is a Maryland REIT whose principal business activity is to provide specialized commercial mortgage loans to those who do not meet the traditional underwriting standards of other lenders, but Resource also owns real estate.

In the future, FBR Asset may invest in other companies that own real property. In addition, FBR Asset may purchase real property directly or through joint ventures that purchase real property.

Commercial Mortgage Loans & CMBS

FBR Asset invests in commercial mortgage loans and commercial mortgage-backed securities, commonly known as "CMBS." At December 31, 1999, FBR Asset owned interests in commercial loans and CMBS indirectly through its investments in Anthracite Capital, Inc.("Anthracite"), Imperial Credit Commercial Mortgage Investment Corporation, Prime Capital and Resource Asset Investment Trust. FBR acted as lead underwriter or placement agent for each of these companies. Through its relationship with FBR, FBR Asset was able to acquire stock in Anthracite before or while the company offered its stock to the public.

In the future, FBR Asset may invest in other companies that originate or acquire commercial mortgage loans or CMBS. In addition, FBR Asset may purchase commercial mortgage loans and CMBS directly.

Commercial mortgage loans are loans secured by senior or subordinate liens on commercial or multifamily real estate. The characteristics of the commercial mortgage loans held by companies in which FBR Asset invests vary widely. Some of those companies' commercial mortgage loan holdings are performing loans that can be securitized. Imperial Credit, for example, invests primarily in performing multifamily and commercial term loans. Prime Capital originates first and mezzanine commercial loans.

Some of the companies in which FBR Asset invests also own commercial mortgage loans that are not intended to be securitized. For example, Resource originates wraparound loans, in which a borrower grants Resource a junior lien mortgage with a principal amount equal to the principal amount owed under any existing loans plus an additional amount that Resource actually advances to the borrower. The borrower makes all loan payments to Resource, which in turn pays the prior lenders principal and interest on the prior loans. Because the loans made by Resource are subordinated and include an obligation by Resource to make payments on prior loans, these loans involve different and carry more significant risk than traditional first mortgage loans originated by institutional lenders and thus are generally not suitable for securitization. Anthracite owns other commercial loans that generally are not securitized because they involve a higher degree of credit risk, they have a shorter term, or because they cannot be grouped together easily. These loans include mezzanine loans, which are loans subject to a prior lien on the property, bridge loans, which are short-term loans that are intended to provide interim financing before a property is sold or the loan refinanced, and loans made to facilitate construction of new commercial properties.

FBR Asset, or the companies in which it invests, may invest in commercial mortgage loans with borrowers who are delinquent in payments on the loans. A lender can purchase this kind of loan at a price less than the amount owed on the loan, which enables the lender to work out a forbearance plan or other restructuring. If an agreement cannot be made, the lender ultimately may foreclose on the loan, acquiring ownership of the commercial property.

In addition to investing in commercial mortgage loans, some of the companies in which FBR Asset invests own CMBS. At December 31, 1999, FBR Asset owned interests in CMBS through its equity ownership of Anthracite and Imperial Credit. Imperial Credit issues CMBS secured by its commercial term loans and retains an equity interest in those loans with characteristics similar to a subordinated CMBS.

CMBS typically are divided into two or more classes, sometimes called "tranches." Generally the most senior class or classes would be rated investment grade, which increases the marketability of the class. The junior, or subordinated, classes typically would include a non-investment grade rated class and an unrated, higher-yielding credit support class. The market for non-investment grade CMBS is limited, and holders of CMBS have incurred, and might in the future incur, significant losses if required to sell them as a result of margin calls or otherwise.

Each class of CMBS generally is issued with a stated principal amount and a specific fixed or variable interest rate. The principal of and interest on the underlying mortgage loans may be allocated to the classes of CMBS in many ways, and the credit quality of a particular class results primarily from the order and timing of the receipt of payments on the underlying mortgage loans. For example, subordinated classes of CMBS provide credit protection to the more senior classes because the subordinated classes absorb all losses from loan defaults and foreclosures before any losses are allocated to the more senior classes. Typically, prepayments on mortgage loans are paid to the more senior classes of CMBS for a period of time or until the senior classes are paid in full. In some instances, subordinated classes of CMBS are not entitled to receive any scheduled payments of principal until the more senior classes are paid in full or until a specified time.

Some classes of CMBS are not entitled to any payments of principal, or are entitled to only nominal principal payments. These classes are known as interest-only securities or "IOs." IOs are sensitive to prepayments on the underlying mortgage loans, and IO classes of CMBS are sensitive to losses resulting from defaults on the underlying mortgage loans.

To the extent that FBR Asset holds interests in commercial mortgage loans and CMBS through its investments in other companies, FBR Asset must rely on the management of those other companies to make decisions with respect to the commercial mortgage loans and CMBS. In general, FBR Asset will have no ability to control those decisions. Moreover, the management of those other companies are not required to inform FBR Asset of their decisions, although to the extent the companies are reporting companies under the Securities Exchange Age of 1934, they must file reports of material events with the SEC.

Loans

FBR Asset directly makes and invests in real estate-based loans. In 1998, FBR Asset made a loan of $11.5 million to Prime Capital Holding, LLC and Prime Capital Funding, Inc. (together, "Prime Capital"), which was repaid in full by November 1999. FBR Asset subsequently loaned Prime Capital an additional $7 million, which is currently outstanding. The note accrues interest at an annualized rate of 17% and is due on March 31, 2000. Prime Capital has requested an extension. The note is secured by 100% equity interests in subsidiaries of Prime Capital which own commercial mortgage loans subject to "warehouse" indebtedness. Since December 31, 1998, FBR Asset invested $5.0 million in loans to Brookdale Living Communities and $7.0 million in loans to Prime Group Realty Trust, both of which have been repaid. As of December 31, 1999, FBR Asset held a $20 million note of Prime Retail, L.P. ("Prime Retail") with an interest rate of 15% per annum and matures on June 30, 2000, subject to automatic extension to December 31, 2000, in the absence of a default. The loan is secured by equity interest in five subsidiaries of Prime Retail, L.P., which subsidiaries own commercial real estate subject to mortgage debt. Each of these loans provides debt financing for capital needs not covered by traditional secured and senior loans and available equity. FBR Asset seeks to receive origination fees and to charge interest rates that are appropriate for this type of lending under prevailing market conditions. FBR Asset anticipates that there will be a continued demand for this type of loan and that it will make additional, similar real estate-based loans in the future.

Real Estate-Related Businesses

The tax rules limit FBR Asset's ability to expand its investments beyond its core direct and indirect investments in mortgage loans, mortgage-backed securities and real estate. Subject to those limits, however, FBR Asset invests in businesses that provide services to real estate owners and operators.

For example, FBR Asset owns common stock in Building One Services Corporation. Building One intends to become a national single-source provider of facilities services. Building One currently derives most of its income from providing janitorial maintenance management services and electrical and mechanical installation and maintenance services. Building One actively seeks to expand its business by acquiring or merging with other facilities service providers.

FBR Management believes that additional opportunities may arise in the future for FBR Asset to invest in businesses that provide services to real estate owners and operators. In many cases, FBR Management believes that these investments may provide higher returns than mortgage and real estate assets. Accordingly, subject to applicable tax restrictions, FBR Asset may invest in real estate-related businesses in the future.

     Summary of Current Investments & Cash and Cash Equivalents

     The following table summarizes FBR Asset's investments as of December 31, 1998, and December 31, 1999.

                                                                       As of December 31, 1998
                                                             ------------------------------------------
                                                                Amount                       Percentage
                                    Shares      Percent           of          Market          Increase
                                     Owned    Ownership/(6)/  Investment       Value         (Decrease)
                                  ----------  --------------  ----------       -----         ----------
Mortgage-Backed Securities              N/A        N/A       $160,705,240   $161,418,739        0.44%
                                                             ------------   ------------
Equity Investments/(1)(2)/
 Anthracite Capital, Inc.
  (AHR)                           1,581,846       7.53%      $ 18,334,496   $ 12,358,170      (32.60%)
 Capital Automotive REIT
  (CARS)                          1,792,115       7.23%        25,000,000     26,657,711        6.63%
 Chastain Capital Corporation
  (CHAS)                            700,000       9.53%         9,765,000      3,150,000      (67.74%)
 Imperial Credit Commercial
  Mortgage Inv. Corp.
  (ICMI)                            900,000       3.16%        13,050,230      8,437,500      (35.35%)
 Prime Retail, Inc. (PRT)           123,500       0.29%         1,201,317      1,211,844        0.88%
 Prime Retail, Inc., pfd
  (PRT pfd)                          78,400       1.00%                 -              -           -
 Resource Asset Investment
  Trust (RAS)                       344,575       5.59%         5,292,516      3,790,325      (28.38%)
 Building One Services
  Corporation (BOSS)                202,659       0.75%        10,000,000     10,437,500        4.38%
 East-West Bancorp, Inc.
  (EWBC)                            520,000       1.31%         5,200,000      4,940,000       (5.00%)
                                                             ------------   ------------      ------
  Total Equity Investments                                   $ 87,843,559   $ 70,983,050      (19.20%)
                                                             ------------   ------------      ------
Promissory Notes/(2)/
 Prime Capital Holding,
  LLC/(3)/                              N/A        N/A       $ 12,504,334   $ 12,504,334         N/A
 Prime Retail, Inc.                     N/A        N/A                  -              -         N/A
 Kennedy-Wilson, Inc./(4)/              N/A        N/A          7,525,479      7,525,479         N/A
                                                             ------------   ------------
  Total Promissory Notes                                     $ 20,029,813   $ 20,029,813         N/A
                                                             ------------   ------------
Cash and Cash Equivalents               N/A        N/A       $ 41,144,326   $ 41,144,326         N/A
                                                             ------------   ------------
Total Investments & Cash
and Cash Equivalents                                         $309,722,938   $293,575,928       (5.21%)
                                                             ============   ============      ======

                                                         As of December 31, 1999
                                             -------------------------------------------
                                                Amount                     Percentage
                                                  of           Market       Increase
                                              Investment       Value     (Decrease)/(5)/
                                              ----------       -----     ---------------
Mortgage-Backed Securities                   $241,684,039   $236,014,844      (2.35%)
                                             ------------   ------------
Equity Investments/(1)(2)/
 Anthracite Capital, Inc.
  (AHR)                                        10,084,268   $ 10,084,268       0.00%
 Capital Automotive REIT
  (CARS)                                       25,000,000     21,841,402     (12.63%)
 Chastain Capital Corporation
  (CHAS)                                                -              -          -
 Imperial Credit Commercial
  Mortgage Inv. Corp.
  (ICMI)                                       10,413,000     10,237,500      (1.69%)
 Prime Retail, Inc. (PRT)                       1,201,317        694,688     (42.17%)
 Prime Retail, Inc., pfd
  (PRT pfd)                                     1,454,320      1,151,696     (20.81%)
 Resource Asset Investment
  Trust (RAS)                                   5,292,516      3,725,717     (29.60%)
 Building One Services
  Corporation (BOSS)                            4,053,180      1,912,594     (52.81%)
 East-West Bancorp, Inc.
  (EWBC)                                                -              -          -
                                             ------------   ------------     ------
  Total Equity Investments                   $ 57,498,601   $ 49,647,865     (13.65%)

Promissory Notes/(2)/
 Prime Capital Holding,
  LLC/(3                                     $  7,000,000   $  7,000,000        N/A
 Prime Retail, Inc.                            20,000,000     20,000,000        N/A
 Kennedy-Wilson, Inc./(4)/                              -              -        N/A
                                             ------------   ------------
  Total Promissory Notes                     $ 27,000,000   $ 27,000,000        N/A
                                             ------------   ------------
Cash and Cash Equivalents                    $ 13,417,467   $ 13,417,467        N/A
                                             ------------   ------------
Total Investments & Cash
and Cash Equivalents                         $339,600,107   $326,080,176      (3.98%)
                                             ============   ============     ======

________________
(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3) Includes principal of $11,557,442 as of December 31, 1998, and $7,000,000 as of December 31, 1999, and accrued interest receivable of $946,892 as of December 31, 1998.
(4) Includes principal of $7,500,000 and accrued interest receivable of $25,479 as of December 31, 1998.
(5) The amount by which the market value at December 31, 1999, differs from the amount of FBR Asset's original investment.
(6)  As of September 30, 1999.

      The following table shows, for the calendar years 1998 and 1999, FBR Asset's investments and cash and cash equivalents, including, with respect to its investments, the weighted average cost of each investment based on the number of days from January 1, 1998, to December 31, 1998, and January 1, 1999, to December 31, 1999, on which FBR Asset held each investment, and the gross income from each investment for the years ended December 31, 1998 and 1999.

                                                 For the Year Ended                        For the Year Ended
                                                  December 31, 1998                         December 31, 1999
                                             -----------------------------             -----------------------------
                                               Weighted           Gross                  Weighted          Gross
                                             Average Cost        Income                Average Cost        Income
                                             ------------      -----------             ------------      -----------
Mortgage-Backed Securities                   $169,564,932      $ 7,101,326             $164,970,427      $10,744,041
                                             ------------      - ---------             ------------      -----------
Equity Investments
 Anthracite Capital, Inc.                    $ 10,356,129      $   739,613             $ 18,334,496      $ 2,293,677
 Capital Automotive REIT                       21,986,301        1,569,893               25,000,000        2,473,119
 Chastain Capital Corporation                   6,581,342          287,000                3,150,000                -
Imperial Credit Commercial
     Mortgage Inv. Corp.                       13,050,230        1,062,000               12,616,713        1,035,000
Imperial Credit Industries, Inc.                        -                -                3,576,712          798,326
Prime Retail, Inc.                                374,166           36,433                1,201,317          145,730
Prime Retail, Inc., preferred                           -                -                1,016,032          154,350
Resource Asset Investment Trust                 4,329,152          576,466                5,292,516          702,933
Building One Services Corporation              10,000,000                -                6,187,518                -
East-West Bancorp, Inc.                         2,621,370                -                4,102,329           46,800
                                             ------------      -----------             ------------      -----------
   Total Equity Investments &
          Dividends                          $ 69,298,690      $ 4,271,405             $ 80,477,633      $ 7,649,935
                                             ------------      -----------             ------------      -----------

Promissory Notes
Prime Capital Holding, LLC                   $  7,947,365      $ 1,248,707             $ 11,272,154      $ 1,808,451
Prime Group Realty, Inc.                                -                -                3,049,315          494,742
Prime Retail, Inc.                                      -                -                5,095,890        1,055,555
Kennedy-Wilson Inc.                             5,506,849          749,264                3,510,608          511,411
Brookdale Living Communities                            -                -                1,493,151          224,727
                                             ------------      -----------             ------------      -----------

   Total Promissory Notes                    $ 13,454,214      $ 1,997,971             $ 24,421,118      $ 4,094,886
                                             ------------      -----------             ------------      -----------

Cash & Cash Equivalents                      $ 84,496,947      $ 4,556,800             $ 20,576,171      $   984,987
                                             ------------      -----------             ------------      -----------

   Total Investments and
       Cash & Cash Equivalents               $336,814,783      $17,927,502             $290,445,349      $23,473,849
                                             ============      ===========             ============      ===========

Item 2.  Properties

FBR Asset occupies a portion of the office space in the headquarters building of Friedman, Billings, Ramsey Group, Inc. in Arlington, Virginia. FBR Asset believes that its present facilities are adequate for its current and presently projected needs.

Item 3.  Legal Proceedings

FBR Asset is not currently a defendant or plaintiff in any material lawsuits or arbitrations.

If plaintiffs in any future suits against FBR Asset were to prosecute their claims successfully, or if FBR Asset were to settle such suits by making significant payments to the plaintiffs, FBR Asset's operating results and financial condition could be materially and adversely affected. FBR Asset carries very limited insurance that may cover only a portion of any such payments.

In addition to these financial costs and risks, the defense of litigation or arbitration may divert the efforts and attention of FBR Asset's management and staff, and FBR Asset may incur significant legal expenses in defending such litigation or arbitration. This may be the case even with respect to claims and litigation that management believes to be frivolous, and FBR Asset intends to defend vigorously any frivolous claims against it. The amount of time that management and other employees may be required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within FBR Asset.

In addition, FBR Asset's charter documents allow indemnification of FBR Asset's officers, directors and agents to the maximum extent permitted under Virginia law. FBR Asset has been and in the future may be the subject of indemnification assertions under these charter documents by officers, directors or agents of FBR Asset who are or may become defendants in litigation.

Item 4.  Submission Of Matters To Vote Of Security Holders

None.

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The principal market for trading FBR Asset's common stock is the American Stock Exchange. The effective date of FBR Asset's initial public offering was September 27, 1999. The high sale price of FBR Asset's common stock for the year ended December 31, 1999, was $15.00, and the low sale price of FBR Asset's common stock for the year ended December 31, 1999, was $10.75.

According to the records of FBR Asset's transfer agent, FBR Asset had approximately 5.8 million shares outstanding as of December 31, 1999. Because many shares are held by brokers and other institutions on behalf of shareholders, FBR Asset is unable to estimate the total number of beneficial shareholders represented by these record holders.

FBR Asset repurchased 2,737,191 shares of its common stock in 1999 at an average price of $13.57 per share and has repurchased an additional 709,109 shares of its common stock from January 1, 2000 through March 24, 2000, at an average price of $12.10 per share.

Dividends & Distribution Policy

To maintain its status as a REIT for federal income tax purposes, FBR Asset is required to distribute substantially all of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, FBR Asset intends to declare regular quarterly dividends and to distribute any taxable income remaining at the end of a year with a first quarter dividend in the following year.

The Board of Directors may change the dividend policy at any time. The Board of Directors will declare dividends based on:

  .  the taxable income of FBR Asset;

  .  the financial condition of FBR Asset;

  . the distributions required to maintain REIT status and to avoid corporate income tax and the 4% excise tax; and

  .  other factors that the Board of Directors considers relevant.

To date, FBR Asset has declared the following dividends:

      For the Period                       Total                       Per Share
--------------------------          --------------------            ---------------
  12/15/97 - 12/31/97                 $   562,045/(1)/                  $ 0.055
  01/01/98 - 03/31/98                   2,083,165                         0.200
  04/01/98 - 06/30/98                   3,072,669                         0.295
  07/01/98 - 09/30/98                   3,379,798/(2)/                    0.360
  10/01/98 - 12/31/98/(3)/              2,563,058                         0.300
  01/01/99 - 03/31/99                   2,741,872                         0.325
  04/01/99 - 06/30/99                   2,702,498                         0.380
  07/01/99 - 09/30/99                   2,844,734                         0.400
  10/01/99 - 12/31/99/(4)/              2,891,368                         0.500
  01/01/99 - 12/31/99/(5)/              1,355,182                         0.250
                                    --------------------            ---------------
                                      $24,196,389                       $3.0650
                                    ====================            ===============

__________________
(1) Includes $0.005 dividend declared in June 1998 and paid in July 1998 for shareholders of record as of December 31, 1997.
(2)  Dividend declared and paid in October 1998.
(3)  Dividend paid in January 1999.
(4) Dividend declared December 15, 1999, and paid on January 15, 2000, to shareholders of record as of December 31, 1999.
(5) Includes special dividend declared January 31, 2000, and payable February 25, 2000, to holders of record as of February 11, 2000.

Through December 31, 1999, FBR Asset had paid substantially all of its dividends to date out of current or accumulated earnings and profits; only 10% of those dividends were a return of capital for 1998 federal income tax purposes. The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles.

Distributions to shareholders will generally be subject to tax as ordinary income, although in appropriate circumstances a portion of a distribution may be designated by FBR Asset as capital gain or may be determined to be a tax-free return of capital. FBR Asset generally does not intend to declare more than a de minimis amount of dividends that are a return of capital for tax purposes, except in those instances where companies in which FBR Asset invests determine that a portion of their dividends are a return of capital. FBR Asset will furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

Item 6.  Selected Financial Data

                                                             December 15, 1997
                                                            (Inception) through        For the Year Ended
                                                               December 31,               December 31,
                                                                                  ----------------------------
                                                                   1997               1998            1999
                                                            -------------------   -----------      -----------
 Statement of Operations Data:
  Interest income.......................................    $            18,040   $13,656,097      $15,823,914
  Dividend income.......................................                434,717     4,271,405        7,649,935
  Other income..........................................                268,520             -                -
  Interest expense......................................                      -     5,359,633        7,920,648
  Management Fee expense................................                 58,623     1,520,725        1,329,063
  Other expense.........................................                 15,733     1,089,102        1,432,589
  Net realized losses...................................                      -    (8,369,807)      (7,648,960)
  Net income............................................                646,921     1,588,235        5,142,589
  Basic and diluted income per share....................    $              0.06   $      0.16      $      0.68
  Dividends declared per share/(1)/.....................    $              0.05   $      1.16      $      1.61
  Weighted average basic and diluted shares.............             10,218,999    10,044,483        7,523,715

                                                                           As of December 31,
                                                            -----------------------------------------------
                                                                1997             1998              1999
                                                            ------------     ------------      ------------
 Selected Balance Sheet Data:
  Mortgage-backed securities, at fair value...............  $          -     $161,418,739      $236,014,844
  Cash and cash equivalents...............................   163,223,199       41,144,326        13,417,467
  Investments in equity securities, at fair value.........    23,318,750       70,983,050        49,647,865
  Notes receivable........................................             -       19,082,921        27,000,000
  Total assets............................................   190,538,402      295,930,620       330,180,460
  Repurchase agreements...................................             -      128,550,000       221,714,000
  Total liabilities.......................................       771,573      145,026,041       225,637,739
  Accumulated other comprehensive loss/(2)/...............             -       (9,800,530)      (12,982,359)
  Shareholders' equity....................................   189,766,829      150,904,579       104,542,721
  Book value per share....................................        $18.57           $17.66            $18.00
  Common shares issued and outstanding/(3)/...............    10,218,999        8,543,527         5,806,336

                                                             December 15, 1997
                                                            (Inception) through          For the Year Ended
                                                               December 31,                 December 31,
                                                                                   ------------------------------
                                                                   1997                1998             1999
                                                            -------------------    -------------    -------------
 Other Selected Data
  Weighted average daily borrowings.......................  $                 -    $ 144,793,891    $ 143,231,112
  Average equity..........................................          189,766,829      182,750,145      130,269,059

___________________

(1) Dividends are calculated and declared based on estimates of FBR Asset's taxable income.
(2) Accumulated other comprehensive loss includes unrealized net gain on mortgage-backed securities of $713,499 as of December 31, 1998, unrealized net loss on mortgage-backed securities of $4,863,103 as of December 31, 1999, and unrealized net loss on investments in equity securities of $10,514,029 as of December 31, 1998, and $8,119,256 as of December 31,
     1999.
(3) Reflects 1,872,300 and 4,609,491 shares of treasury stock repurchased as of December 31, 1998, and December 31, 1999, respectively.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations Overview

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

As of December 31, 1999, FBR Asset had:

  . mortgage-backed securities totaling $236.0 million, which were financed with repurchase agreements totaling $221.7 million;

  . investments in equity and debt securities of 7 companies with an original total cost basis of $57.5 million and a total market value of $49.6 million; and

  .  loans to 2 companies totaling $27 million.

A summary of FBR Asset's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

FBR Asset began operations on December 15, 1997. Operations from December 15, 1997, through December 31, 1997, were not material. The following discussion sets forth the significant components of FBR Asset's net income for the years ended December 31, 1998 and 1999.

Net Income

Year Ended December 31, 1999 and Year Ended December 31, 1998

FBR Asset's sources of income since inception have been (i) quarterly dividend earnings on its REIT holdings, (ii) interest earnings on its mortgage-backed securities, notes receivable, and cash and cash equivalents and (iii) gains on the sale of mortgage-backed securities and equity investments. FBR Asset's primary sources of interest income to date have been its investments in fixed-rate mortgage-backed securities and outstanding loans. Interest income is recorded based on contractual rates of interest and amortization of any premium or discount associated with the original purchase. The amount of future contractual interest income received may be adversely affected in the event of prepayments or defaults on notes payable on mortgage loans underlying the mortgage-backed securities. Generally, interest rates fall, prepayment rates may increase significantly. Accordingly, FBR Asset's interest income for any given period may not be indicative of that for future interim or annual periods.

Net income for the year ended December 31, 1999, was $5.1 million, or $0.68 per share. This is an increase of 219% over net income of $1.6 million for the year ended December 31, 1998, which was $0.16 per share. The increase is primarily due to increased interest income and dividend income. Interest income, including interest earned on mortgage-backed securities, notes receivable, outstanding loans, and cash and cash equivalents for the year ended December 31, 1999, was $15.8 million compared to $13.7 million for the year ended December 31, 1998. This represents an increase of 15.3%. FBR Asset did not begin investing in mortgage-backed securities until the second quarter of 1998.

For the year ended December 31, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.51%. As of December 31, 1999, FBR Asset had investments in 39 mortgage-backed securities.

For the year ended December 31, 1998, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.19%. As of December 31, 1998, FBR Asset had investments in 33 mortgage-backed securities.

For the year ended December 31, 1999, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 11.20%, compared to 7.90% for the year ended December 31, 1998. The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of dividend-paying equity securities.

Dividend income for the year ended December 31, 1999, was $7.6 million, compared to $4.3 million for the year ended December 31, 1998. The increase is due to increased investments by FBR Asset in REIT securities that pay dividends.

FBR Asset did not begin to leverage its mortgage portfolio until May 1998. FBR Asset anticipates that its cost of borrowed funds will continue to comprise the largest portion of its total expenses in future periods.

FBR Asset incurred interest expense of $7.9 million for the year ended December 31, 1999. This represents 74.1% of the total expenses for the period. FBR Asset incurred interest expense of $5.4 million for the year ended December 31,1998. This represents 67.3% of the total expenses for the year.

Management fees for the year ended December 31, 1999, were $1.3 million compared to $1.5 million for the year ended December 31, 1998. The decrease is due to an increase in FBR Asset's investment in mortgage-backed securities in 1999, and a corresponding reduction in FBR Asset's cash account. The management fee FBR Asset pays is greater for cash than for mortgage-backed securities.

Professional fees consist primarily of legal and accounting fees. Professional fees were $755,561 for the year ended December 31, 1999, and $436,885 for the year ended December 31, 1998. The increased fees are attributable to legal and audit fees related to the recent registration statement of FBR Asset's stock and to costs associated with the acquisition of assets.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the years ended December 31, 1998 and 1999. Information is based on daily average balances during the period.

                                                               Year Ended December 31, 1999

                                                                                             Weighted
                                                                             Weighted         Average
                                                    Interest/Dividend        Average          Annual
                                                         Income              Balance           Yield
                                                    -----------------      ------------      --------
Mortgage securities available for sale              $      10,744,041      $164,970,427        6.51%
Investment in equity securities and
 promissory notes/(1)(2)                                   11,744,821       104,898,751       11.20%

Cash and cash equivalents                                     984,987        20,576,171        4.79%
                                                    -----------------      ------------      --------
         Total                                    $        23,473,849      $290,445,349        8.08%
                                                    =================      ============      ========

                         Year Ended December 31, 1998

                                                                                                            Weighted
                                                                                        Weighted            Average
                                                    Interest/Dividend                   Average             Annualized
                                                         Income                         Balance               Yield
                                                    -----------------                 ------------          ----------
Mortgage securities available for sale              $       7,101,326                 $169,564,932            6.19%
Investment in equity securities and
  promissory notes/(1)(2)                                   6,269,376                   82,752,904            7.90%
Cash and cash equivalents                                   4,556,800                   84,496,947            5.39%
                                                    -----------------                 ------------          ----------
  Total                                             $      17,927,502                 $336,814,783            6.41%
                                                    =================                 ============          ==========

____________________

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital, Prime Retail, Kennedy-Wilson and Brookdale. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) FBR Asset accrues dividend income based on declared dividends for the periods presented.

Interest Expense

The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                                                        Weighted              Weighted
                                                            Interest                    Average                Average
                                                            Expense                     Balance                Expense
                                                           ----------               -----------------         --------
Year Ended
  December 31, 1999                                        $7,920,648               $143,231,112/(1)/          5.53%
Year Ended
  December 31, 1998                                        $5,359,633               $144,793,891/(2)/          5.82%

________________
(1) At December 31, 1999, FBR Asset had $221,714,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 45 days.
(2) At December 31, 1998, FBR Asset had $128,550,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 73 days. FBR Asset began its repurchase agreement program on May 13, 1998.

Changes in Financial Condition

Mortgage-Backed Securities Available-for-Sale

FBR Asset invests in mortgage-backed securities that are agency pass-through securities representing a 100% interest in the underlying conforming mortgage loans. Conforming loans comply with the underwriting requirements for purchase by Fannie Mae, Freddie Mac, and Ginnie Mae. These securities bear little risk of credit loss due to defaults because they are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

FBR Asset held mortgage-backed securities of $236.0 million as of December 31, 1999. FBR Asset held mortgage-backed securities of $161.4 million on December 31, 1998. As of December 31, 1999, FBR Asset had established an $88 million face amount short position in 7.00% Fannie Mae mortgage-backed securities.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At December 31, 1999, the amount of unamortized discount, net of premiums, recorded in FBR Asset's statement of financial condition was $1,213. At December 31, 1998, the amount of unamortized premiums, recorded in FBR Asset's statement of financial condition was $2.7 million.

Given FBR Asset's current portfolio composition, if mortgage principal repayment rates increase over the life of the mortgage-backed securities comprising the current portfolio, all other factors being equal, FBR Asset's net interest income would increase, as FBR Asset would be required to amortize its net discount balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life of the mortgage-backed securities, all other factors being equal, FBR Asset's net interest income would decrease, as FBR Asset would be required to amortize its net discount balance over a longer time period.

FBR Asset received mortgage principal repayments equal to $30.4 million for the year ended December 31, 1999. FBR Asset received mortgage principal repayments equal to $21.2 million for the year ended December 31, 1998.

At December 31, 1999, $8.1 million of net unrealized losses on equity securities and $4.9 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. At December 31, 1998, $10.5 million of net unrealized losses on equity securities and $0.7 million of net unrealized gains on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. See "Stockholders' Equity" elsewhere in "Management's Discussion and Analysis" and Note 3 of Notes to Financial Statements for further discussion.

Repurchase Agreements

To date, FBR Asset's debt has consisted mainly of borrowings collateralized by a pledge of most of FBR Asset's mortgage-backed securities. FBR Asset has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with FBR Asset's financing objectives.

FBR Asset had $221.7 million outstanding under repurchase agreements with several financial institutions on December 31, 1999. FBR Asset had $128.6 million outstanding under repurchase agreements on December 31, 1998. At December 31, 1999, the ratio of FBR Asset's repurchase agreement to shareholder's equity was 2 to 1.

At December 31, 1999, the term to maturity of FBR Asset's borrowings had been limited to 60 days with a weighted average remaining maturity of 45 days and a weighted average cost of funds on outstanding borrowings of 5.83%.

At December 31, 1998, the term to maturity of FBR Asset's borrowings had been limited to 92 days with a weighted average remaining maturity of 73 days and a weighted average cost of funds on outstanding borrowings of 5.08%.

Short Sales

FBR Asset has established a short position to offset the potential adverse effects of market price fluctuations in certain of its mortgage-backed securities. The positions are structured and accounted for as hedge transactions such that any gains or losses will be recognized upon termination of the position. FBR Asset's unrealized gains or losses on its position are recorded as an asset or liability with a corresponding increase or decrease included in comprehensive income. At December 31, 1999, FBR Asset had established an $88 million face amount short position in 7.00% Fannie Mae mortgage-backed securities. The fair value of this short position at December 31, 1999, was $182,188.

Contractual Commitments

FBR Asset is a party to an interest rate swap agreement to offset the potential adverse effects of rising interest rates under some of its short-term repurchase agreements. That agreement is with Salomon Brothers Holding Company Inc. ("Salomon"). Salomon Smith Barney Holdings, Inc., the parent company of Salomon Brothers Holding Company Inc., has a long-term debt rating of "A" by S&P. Under the swap agreement with Salomon, FBR Asset receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments based on a fixed interest rate of approximately 5.9% based upon the $50 million notional amount of the swap.

The swap became effective on June 1, 1998, and matures on June 1, 2001. At December 31, 1999, the interest rate payable to FBR Asset by Salomon was 6.12%. At December 31, 1998, the interest rate payable to FBR Asset by Salomon was 5.07%. The timing of quarterly receipts under the swap approximates the timing of the repricing dates for the repurchase agreements. The payments received under the swap agreement have substantially offset the interest payments under the repurchase agreements. In some circumstances, FBR Asset may be required to provide collateral to secure its obligations under the interest rate swap agreement or may be entitled to receive collateral from the counterparty to the swap agreement. At December 31, 1999, and December 31, 1998, $500,000 million of collateral was required under the interest rate swap agreement.

Capital Resources and Liquidity

Liquidity is a measurement of FBR Asset's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage-backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided FBR Asset with sufficient funding for its investment needs. Potential future sources of liquidity for FBR Asset include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. FBR Asset believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives, fund operating expenses for at least the next twelve months and repurchase shares of FBR Asset common stock. FBR Asset may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that FBR Asset will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should FBR Asset's needs ever exceed these sources of liquidity, management believes FBR Asset's mortgage-backed securities could be sold, in most circumstances, to provide cash.

For the year ended December 31, 1999, FBR Asset's operating activities resulted in net cash flows of $9.7 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the year ended December 31, 1998, FBR Asset's operating activities provided net cash flows of $11.2 million.

For the year ended December 31, 1999, FBR Asset's investing activities resulted in net cash used of $82.6 million compared to net cash used for the year ended December 31, 1998 of $232.3 million. The decrease is primarily attributable to the decrease in purchases of equity and mortgage-backed securities.

For the year ended December 31 1999, net cash provided by FBR Asset's financing activities was $45.2 million compared to net cash provided by financing activities for the year ended December 31, 1998, of $99.0 million. The decrease in cash provided from financing activities is primarily attributable to the decrease in net proceeds from repurchase agreements.

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

If FBR Asset determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its estimated fair value. As of December 31, 1999, the value of the equity securities in FBR Asset's portfolio had declined from $57.5 million as of the date the investments were made to $49.6 million. Declines have been recorded as accumulated other comprehensive income in the statement of financial condition, except that for the year ended December 31, 1998, FBR Asset recognized and charged to income a loss of $6.6 million on its investment in Chastain Capital Corporation. In 1999, FBR Asset realized and charged to income losses of $10.9 million on its investments in Imperial Credit Commercial Mortgage Investment Corp. and Anthracite Capital Corp. See Note 6 of "Notes to Financial Statements--Equity Investments"

For the year ended December 31, 1998, FBR Asset recorded a charge to reflect the decline in value of its investment in Chastain Capital Corporation, which FBR Asset determined was other than temporary. That determination resulted, in substantial part, from Chastain Capital Corporation's announcement that it was suspending its dividend for the fourth quarter of 1998. As of December 31, 1998, the value of the equity securities in FBR Asset's portfolio had declined from $87.8 million from the date the investments were made to $71.0 million.

With respect to each of FBR Asset's other equity investments, management believes that, as of December 31, 1999, their decline in fair value was temporary. That belief is based on several facts, including the following:

     . None of the REITs, except for Chastain Capital Corporation and Prime Retail, Inc., has suspended its dividends.

     . Almost all of the equity securities have increased in fair value since the worst of the liquidity crisis in September 1998.

     . Each of the REIT securities owned has experienced pricing movements similar to the Morgan Stanley REIT Index for the past year. This similar movement suggests that the entire industry has declined and not just one specific company.

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

In June 1998, FBR Asset's Board of Directors authorized a program to repurchase up to 2,000,000 shares of FBR Asset's common stock. On March 30, 1999, FBR Asset's Board authorized the repurchase of up to 2,000,000 additional shares of FBR Asset's common stock. On December 16, 1999, FBR Asset's Board authorized the purchase of up to 1,500,000 additional shares of FBR Asset's common stock. Between June 1998 and December 1999, FBR Asset repurchased 4,609,491 shares of its common stock at an average price of $13.28 per share. Between December 31, 1999, and March 24, 2000, FBR Asset repurchased an additional 709,109 shares of its common stock at an average price of $12.10 per share. On March 16, 2000, FBR Asset's Board authorized the purchase of up to 1,000,000 additional shares of FBR Asset's common stock.

Year 2000 Compliance

FBR Asset has dedicated resources over the past several years to address the potential hardware, software, and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that our service providers, BlackRock Financial Management, Inc. and Fixed Income Discount Advisory Company, Inc. in particular, took similar measures. As a result of those efforts, we have not experienced any material disruptions in our operations in connection with, or following, the transition to the Year 2000. FBR Management and FBR have represented to FBR Asset that the total cost to complete the Year 2000 compliance efforts is estimated to have been less then $350,000.

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

FBR Asset's primary risk is related to changes in both short and long term interest rates, which affect FBR Asset in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. FBR Asset finances its investment in mortgage-backed securities through repurchase agreements. If short-term interest rates increase, FBR Asset's profit margin in mortgage-backed securities will decrease. Also, FBR Asset's ability to sell mortgage-backed securities to retire repurchase agreement indebtedness may be restricted by its need to comply with certain tax provisions applicable to REITs.

The fair value of interest rate swap agreements that qualify as hedges is not recorded for accounting purposes. The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement, a gain or loss is recorded and FBR Asset receives or makes a payment based on the fair value of the swap agreement.

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

Changes in value are measured as percentage changes form their respective values presented in the column labeled "Value at 12/31/99." Actual results could differ significantly from these estimates.

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

                                                                                                 Value at
                                                                                                 12/31/99
                                                                                                 with 100
                                                      Value at 12/31/99                         basis point
                                                       with 100 basis                           decrease in
                                   Value at           point increase in           Percent        interest          Percent
                                   12/31/99/(1)/       interest rates             Change          rates            Change
                               ----------------     --------------------       ------------   ---------------    ----------
Assets
 Mortgage securities              $236,014,844         $   226,201,537            (4.16%)      $244,594,982          3.64%
 Other                              94,165,616              94,165,616                           94,165,616
                               ---------------        ----------------                        -------------
   Total Assets                   $330,180,460         $   320,367,153            (2.97%)      $338,760,598          2.60%
                               ===============        ================                        =============
Liabilities
 Interest rate swap               $   (468,422)        $    (1,179,422)/(2)/                   $    257,422/(2)/
 Other                             225,637,739             225,637,739                          225,637,739
                               ---------------        ----------------                        -------------
  Total Liabilities               $225,169,317         $   224,458,317            (0.32%)      $225,895,161           .32%
                               ---------------        ----------------                        -------------
Shareholders' Equity
 Common stock                     $    104,158         $       104,158                         $    104,158
 Paid-in-capital                   194,097,193             194,097,193                          194,097,193
 Accumulated other
  comprehensive income
  (loss)                          $(12,513,937)        $   (21,616,244)          (72.74%)        (4,659,693)        62.76%
Retained earnings
  (deficit)                        (15,463,462)            (15,463,462)                         (15,463,462)
Treasury stock                    $(61,212,809)        $   (61,212,809)                         (61,212,809)
                               ---------------        ----------------                        -------------
    Total Shareholders'
    Equity                        $105,011,143/(2)/    $    95,908,836            (8.67%)      $112,865,437          7.48%
                               ---------------        ----------------                        -------------
   Total Liabilities and
    Shareholders' Equity          $330,180,460         $   320,367,153            (2.97%)      $338,760,598          2.60%
                                ==============       =================                        =============

___________________
(1)  Includes Accrued Interest.
(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in FBR Asset's financial statements is $0. See Note 2 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of December 31, 1999. As of December 31, 1999, interest payments received under the swap agreement were based on an interest rate of 6.12% while interest payments made were based on an interest rate of 5.96%.

As shown above, the portfolio generally will benefit more from a decline in interest rates than it will be adversely affected by a similar-scale increase. This effectively may limit investors' upside potential in a market rally.

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

Equity Price Risk

FBR Asset is exposed to equity price risk as a result of its investments in equity securities of REITs and other real estate related companies. Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

While it is impossible to project with any exactitude what factors may affect the prices of equity sectors and how much that might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of FBR Asset as of December 31, 1999.

                                                              Value at
                                                         December 31, 1999                         Value at
                                                                with                          December 31, 1999
                                   Value at                 10% increase        Percent       with 10% decrease      Percent
                              December 31, 1999               in price           Change            in price          Change
                           --------------------------------------------------------------------------------------------------
Assets
 Equity securities                $ 49,647,865               $ 54,612,651        10.00%          $ 44,683,078        -10.00%
 Other                             280,532,595                280,532,595                         280,532,595
                                  ------------               ------------                        ------------
   Total Assets                   $330,180,460               $335,145,246         1.50%          $325,215,673         -1.50%

Liabilities                       $225,637,739               $225,637,739                        $225,637,739

Shareholders' Equity
 Common stock                     $    104,158               $    104,158                        $    104,158
 Paid-in-capital                   194,097,193                194,097,193                         194,097,193
 Accumulated comprehensive
  income (loss)                    (12,982,359)                (8,017,573)       38.24%           (17,947,146)       -38.24%
 Retained earnings
  (deficit)                        (15,463,462)               (15,463,462)                        (15,463,462)
 Treasury stock                    (61,212,809)               (61,212,809)                        (61,212,809)
                                  ------------               ------------                        ------------
 Total Shareholders' Equity       $104,542,721               $109,507,507         4.75%          $ 99,577,934         -4.75%
 Total Liabilities and
  Shareholders' Equity            $330,180,460               $335,145,246         1.50%          $325,215,673         -1.50%
                                  ------------               ------------                        ------------
Book value per share              $      18.00               $      18.86         4.75%          $      17.15         -4.75%
                                  ============               ============                        ============

Except to the extent that FBR Asset sells its equity investments, an increase or decrease in the market value of those assets will not directly affect FBR Asset's earnings, although an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which FBR Asset invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect FBR Asset's earnings. If FBR Asset had sold all of its equity investments on December 31, 1999, FBR Asset would have incurred a loss of approximately $8.1 million which would have been charged to earnings.

Events Since December 31, 1999

On January 31, 2000, FBR Asset announced that its Board of Directors had approved a special cash dividend of $.25 per share. The dividend was paid on February 25, 2000, to shareholders of record at February 11, 2000.

On February 14, 2000, FBR Management terminated its management agreement with BlackRock Financial Management, Inc., and engaged Fixed Income Discount Advisory Company, Inc. ("FIDAC") to manage FBR Asset's mortgage asset investment program as a sub-advisor. As compensation for rendering services, FIDAC will be entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by FIDAC, with a minimum annual fee of $100,000 payable quarterly. The agreement may be terminated by either party with thirty (30) days' advance notice.

On March 16, 2000, FBR Asset declared a dividend of $0.55 per share, payable on April 14, 2000, to shareholders of record as of March 31, 2000. Also, on March 16, 2000, FBR Asset's Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock.

Between December 31, 1999, and March 24, 2000, FBR Asset repurchased an additional 709,109 shares of its common stock at an average price of$12.10 per share. On March 16, 2000, FBR Asset's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of FBR Asset's common stock.

On January 18, 2000, Prime Retail, Inc., a REIT in which FBR Asset has invested approximately $2.6 million in preferred and common stock, announced that, in view of current liquidity requirements and its revised earnings estimates, its board of directors had voted to suspend its regular quarterly dividend on its common stock and on the common units of limited partnership interests in Prime Retail, L.P. Prime Retail, Inc. also announced that its board of directors had determined at that time not to declare the regular quarterly dividend on the company's 10.5% Series A Senior Cumulative Convertible Preferred Stock and its 8.5% Series B Cumulative Participating Convertible Preferred STock scheduled to be paid on February 15, 2000.

Item 8.  Financial Statements And Supplementary Data

The information required by Item 8 is set forth in Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

The information regarding directors required by this Item 10 is incorporated by reference to FBR Asset's definitive Proxy Statement for its annual meeting of shareholders to be held on June 15, 2000, under the headings "Proposal No. 1-- Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to FBR Asset's definitive Proxy Statement for its annual meeting of shareholders to be held on June 15, 2000, under the heading "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to FBR Asset's definitive Proxy Statement for its annual meeting of shareholders to be held on June 15, 2000, under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to FBR Asset's definitive Proxy Statement for its annual meeting of shareholders to be held on June 15, 2000, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

       Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of FBR Asset included in FBR Asset's Annual Report to Shareholders for the year ended December 31, 1998, filed as Exhibit 13.01 to this Form 10-K, are incorporated by reference into this Item 14:

                                                                                 Pages
                                                                                 -----
       Report of Independent Public Accountants                                    F-2

       Statements of Financial Condition as of December 31, 1999                   F-3
           and 1998

       Statements of Income for the Years ended December 31, 1999                  F-4
           and 1998 and the Period From December 15, 1997 (Inception)
           to December 31, 1997

       Statements of Changes in Shareholders' Equity for the Years ended           F-5
           December 31, 1999 and 1998 and for the Period from December 15, 1999
           (Inception) to December 31, 1997

       Statements of Cash Flows for the Years ended December 31, 1999 and          F-6
           1998 and for the Period from December 15, 1997 (Inception)
           to December 31, 1997

       Notes to Financial Statements                                               F-7

            2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

            3. Following is a list of exhibits to this Form 10-K, which are incorporated by reference into this Item 14.

     Exhibit Number                                              Exhibit Title
     -------------                                               -------------
          3.01                                  Registrant's Articles of Incorporation. *
          3.02                                  Registrant's bylaws. *
          4.01                                  Form of Specimen Certificate for Registrant's Common Stock. *
         10.01                                  Management Agreement, dated December 17, 1997, by and between FBR Asset
                                                Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc. *
         10.02                                  Agreement to Extend and Amend Management Agreement, dated December 17, 1999, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey
                                                Investment Management, Inc.
         10.03                                  License Agreement, dated December 17, 1997, by and between FBR Asset Investment
                                                Corporation and Friedman, Billings, Ramsey Group, Inc. *
         10.04                                  Stock Option Agreement, dated December 17, 1997, by and between FBR Asset
                                                Investment Corporation and Friedman, Billings, Ramsey Investment Management,
                                                Inc. *
         10.05                                  Sub-Management Agreement, dated February 14, 2000, by and between Friedman,
                                                Billings, Ramsey Investment Management, Inc. and Fixed Income Discount Advisory
                                                Company, Inc.
         10.06                                  Stock Incentive Plan. *
         10.07                                  Assignment Agreement, dated as of December 17, 1998, by and between Friedman,
                                                Billings, Ramsey Investment Management, Inc., and BlackRock Financial
                                                Management, Inc. *
         13.01                                  Annual Report to Shareholders for the Year ended December 31, 1999.
         21.01                                  List of Subsidiaries of the Registrant.
         27.01                                  Financial Data Schedule.

* Filed with the SEC as part of FBR Asset's Registration Statement on Form S-11, as amended, Registration No. 333-67343.

                             FINANCIAL STATEMENTS

Index to Financial Statements

                                                                           Page
                                                                           ----
  Report of Independent Public Accountants................................  F-2

  Statements of Financial Condition
    as of December 31, 1999, and
    December 31, 1998.....................................................  F-3

  Statements of Income for the Years
    Ended December 31, 1999 and 1998,
    and the period from December 15, 1997
    (Inception), through December 31, 1997................................  F-4

  Statements of Changes in Shareholders' Equity
    for the Years Ended December 31, 1999 and
    1998, and the period from December 15, 1997
    (Inception), through December 31, 1997................................  F-5

  Statements of Cash Flows for
    the Years Ended December 31, 1999 and
    1998, and the period from December 15, 1997
    (Inception), through December 31, 1997 and............................  F-6

Notes to Financial Statements.............................................  F-7

Report of Independent Public Accountants

To the Shareholders of FBR Asset Investment Corporation:

We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, and the period from December 15, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from December 15, 1997 (inception), through December 31, 1997, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Anderson LLP

Vienna, Virginia
January 31, 2000

FBR Asset Investment Corporation
Statements of Financial Condition as of December 31, 1999 and 1998*

===================================================================================================================
                                                      As of December 31, 1999               As of December 31, 1998
                                                      -----------------------               -----------------------
Assets
    Mortgage-backed securities, at fair value                  $236,014,844                          $161,418,739
    Investments in equity securities, at
       fair value                                                49,647,865                            70,983,050
    Cash and cash equivalents                                    13,417,467                            41,144,326
    Due from custodian                                              806,093                                     -
    Notes receivable                                             27,000,000                            19,082,921
    Dividends receivable                                          1,400,897                               870,477
    Prepaid expenses and other assets                               253,516                               461,059
    Interest receivable                                           1,639,778                             1,970,048
                                                             --------------                        --------------
       Total assets                                            $330,180,460                          $295,930,620
                                                             ==============                        ==============

Liabilities and Shareholders' Equity
 Liabilities:
   Repurchase agreements                                       $221,714,000                          $128,550,000
   Interest payable                                                 487,222                               310,096
   Dividends payable                                              2,891,368                             2,563,058
   Management fees payable                                          237,167                             1,275,514
   Accounts payable and accrued expenses                            129,677                               224,933
   Due to custodian                                                       -                            11,929,614
   Deferred revenue                                                 178,305                               172,826
                                                             --------------                        --------------
     Total liabilities                                          225,637,739                           145,026,041
                                                             ==============                        ==============

 Shareholders' equity:
   Preferred stock, par value $.01 per share,
      50,000,000 shares authorized                                        -                                     -
   Common stock, par value $.01 per share,
      200,000,000 shares authorized, 10,415,827 shares
       issued as of December 31, 1999 and 1998,
       respectively                                                 104,158                               104,158
   Additional paid-in capital                                   194,097,193                           194,097,193
   Accumulated other comprehensive loss                         (12,982,359)                           (9,800,530)
   Retained (deficit)                                           (15,463,462)                           (9,425,579)
   Treasury stock, at cost, 4,609,491 shares and
    1,872,300 shares as of December 31, 1999 and 1998,
    respectively                                                (61,212,809)                          (24,070,663)
                                                             --------------                        --------------
     Total shareholders' equity                                 104,542,721                           150,904,579
                                                             --------------                        --------------
       Total liabilities and shareholders' equity              $330,180,460                          $295,930,620
                                                             ==============                        ==============

===================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Years ended December 31, 1999 and 1998, and the Period from December 15, 1997 (Inception) through December 31, 1997*

===========================================================================================================================
                                                                                                         December 15, 1997
                                                                                                        (Inception) through
                                                                          Year Ended December 31,           December 31,
                                                                      ------------------------------    -------------------
                                                                           1999             1998                1997
                                                                     --------------     -----------     -------------------
Income:
Interest                                                               $ 15,823,914      $13,656,097         $    18,040
Dividends                                                                 7,649,935        4,271,405             434,717
Other income                                                                      -                -             268,520
                                                                     --------------     ------------    -------------------
     Total Income                                                        23,473,849       17,927,502             721,277
                                                                     --------------     ------------    -------------------

Expenses:
Interest expense                                                          7,920,648        5,359,633                   -
Management fee expense                                                    1,329,063        1,520,725              58,623
Professional fees                                                           755,561          436,885              12,000
Insurance                                                                    41,325           52,769                   -
Amortization of stock options issued to manager                             454,746          454,746                   -
Other                                                                       180,907          144,702               3,733
                                                                     --------------     ------------    -------------------
     Total expenses                                                      10,682,300        7,969,460              74,356
                                                                     --------------     ------------    ------------------

Realized gain (loss) on sale of mortgage-backed securities                 (358,692)         176,048                   -
Realized gain on sale of equity investments                               3,597,190                -                   -
Recognized loss on available-for-sale equity securities                 (10,887,458)      (6,615,000)                  -
Realized loss on interest rate hedge                                              -       (1,930,855)                  -
                                                                     --------------     ------------    ------------------

Net income                                                             $  5,142,589      $ 1,588,235         $   646,921
                                                                     ==============     ============    ==================

Basic and diluted earnings per share                                   $       0.68      $      0.16         $      0.06
                                                                     ==============     ============    ==================

Weighted-average common and equivalent shares                             7,523,715       10,044,483          10,218,999
                                                                     ==============     ============    ==================


===========================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999 and 1998, and the Period from December 15, 1997 (Inception) through December 31, 1997.*

===================================================================================================================================
                                                                                        Accumulated
                                                                                            Other
                                               Additional    Retained                   Comprehensive
                                    Common      Paid in      Earnings      Treasury        Income                    Comprehensive
                                     Stock      Capital      (Deficit)      Stock          (Loss)         Total      Income (Loss)
                                  ----------- -----------  -------------  ------------  -------------  ------------  -------------
Balance, December 15, 1997        $        -  $          -  $          -  $          -  $           -  $          -
                                  ----------  ------------  ------------ -------------  -------------  ------------
 Issuance of Common Stock            102,190   189,528,668             -             -              -   189,630,858
 Net income                                -             -       646,921             -              -       646,921        646,921
                                                                                                                      ------------
 Comprehensive income                      -             -             -             -              -             -   $    646,921
                                                                                                                      ============
 Dividends                                 -             -      (510,950)            -              -      (510,950)
                                    --------  ------------  ------------  ------------  -------------  ------------
Balance, December 31, 1997           102,190   189,528,668       135,971             -              -   189,766,829
                                    --------  ------------  ------------  ------------  -------------  ------------
Issuance of common stock               1,968     3,659,033             -             -              -     3,661,001
 Repurchase of common stock                -             -             -   (24,070,663)             -   (24,070,663)
 Options issued to manager                 -       909,492             -             -              -       909,492
 Net income (Loss)                         -             -     1,588,235             -              -     1,588,235   $  1,588,235
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities            -             -             -             -     (9,800,530)   (9,800,530)    (9,800,530)
                                                                                                                      ------------
 Comprehensive income (loss)                                                                                          $ (8,212,295)
                                                                                                                      ============
 Dividends                                 -             -   (11,149,785)            -              -   (11,149,785)
                                    --------  ------------  ------------  ------------  -------------  ------------
Balance, December 31, 1998           104,158   194,097,193    (9,425,579)  (24,070,663)    (9,800,530)  150,904,579
                                    --------  ------------  ------------  ------------  -------------  ------------
 Repurchase of common stock                -             -             -   (37,142,146)             -   (37,142,146)
 Net Income                                -             -     5,142,589             -              -     5,142,589   $  5,142,589
 Other comprehensive income (loss)                                                                                               -
 Change in unrealized loss on
  available-for-sale securities            -             -             -             -     (3,181,829)   (3,181,829)    (3,181,829)
                                                                                                                      ------------
 Comprehensive income                      -             -             -             -              -             -   $  1,960,760
                                                                                                                      ============
 Dividends                                 -             -   (11,180,472)            -              -   (11,180,472)
                                    --------  ------------  ------------  ------------  -------------  ------------
Balance, December 31, 1999          $104,158  $194,097,193  $(15,463,462) $(61,212,809) $ (12,982,359) $104,542,721
                                    ========  ============  ============  ============  =============  ============


===================================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Years Ended December 31, 1999 and 1998, and the Period from December 15, 1997 (Inception), through December 31, 1997*

====================================================================================================================================

                                                                                                                 December 15, 1997
                                                                                                                (Inception) through
                                                                            For the Year Ended December 31,         December 31,
                                                                            -------------------------------     -------------------
                                                                                1999               1998                 1997
                                                                            -------------------------------     -------------------
Cash flows from operating activities:
Net income                                                                  $   5,142,589     $   1,588,235        $    646,921
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities--
Realized loss on available-for-sale equity securities                          10,887,458         6,615,000                   -
Realized gain on sale of mortgage-backed and equity securities                 (3,238,498)         (176,048)                  -
Unrealized gain on equity investments                                                   -                 -            (268,520)
  Amortization                                                                    456,342           456,342               3,733
  Premium amortization on mortgage-backed securities                              682,695           777,179                   -
  Changes in operating assets and liabilities:
   Due from custodian                                                            (806,093)                -                   -
   Due from affiliate                                                                   -           545,827            (545,827)
   Dividends receivable                                                          (530,420)         (435,760)           (434,717)
   Interest receivable                                                            330,270        (1,962,048)             (8,000)
Prepaid expenses                                                                 (248,799)                -             (11,642)
Management fees payable                                                        (1,038,347)        1,216,891              58,623
Accounts payable and accrued expenses                                             (95,256)          212,933              12,000
   Interest payable                                                               177,126           310,096                   -
   Due to custodian                                                            (2,041,230)        2,041,230                   -
Deferred revenue                                                                    5,479           (17,174)            190,000
                                                                            -------------     -------------        ------------
Net cash (used in) provided by operating activities                             9,683,316        11,172,703            (357,429)
                                                                            =============     =============        ============
Cash flows from investing activities:
Purchase of mortgage-backed securities                                       (282,288,201)     (221,156,241)                  -
 Investments in equity securities                                             (11,454,320)      (64,876,250)        (23,050,230)
 Investments in notes receivable, net of repayments                            (7,917,079)      (16,000,000)         (3,000,000)
Proceeds from sale of mortgage-backed securities                              160,809,435        48,533,267                   -
Proceeds from sale of equity securities                                        27,894,010                 -                   -
Receipt of principal payments on mortgage-backed securities                    30,376,288        21,204,987                   -
                                                                            -------------     -------------        ------------
  Net cash used in investing activities                                       (82,579,867)     (232,294,237)        (26,050,230)
                                                                            -------------     -------------        ------------
Cash flows from financing activities:
Repurchase of common stock                                                    (37,142,146)      (24,070,663)                  -
 Proceeds from issuance of common stock                                                 -         3,661,001         189,630,858
 Proceeds from (repayments of) repurchase agreements, net                      93,164,000       128,550,000                   -
 Dividends paid                                                               (10,852,162)       (9,097,677)                  -
                                                                            -------------     -------------        ------------
  Net cash provided by financing activities                                    45,169,692        99,042,661         189,630,858
                                                                            -------------     -------------        ------------
Net increase (decrease) in cash and cash equivalents                          (27,726,859)     (122,078,873)        163,223,199
Cash and cash equivalents, beginning of the period                             41,144,326       163,223,199                   -
                                                                            -------------     -------------        ------------
Cash and cash equivalents, end of the period                                   13,417,467        41,144,326         163,223,199
                                                                            -------------     -------------        ------------
Supplemental disclosure of non-cash investing activities:
 Securities purchased but not settled                                       $           -     $   9,888,384        $          -

====================================================================================================================================

  *The accompanying notes are an integral part of these statements.

Notes to Financial Statements

Note 1   Organization and Nature of Operations

FBR Asset Investment Corporation ("FBR Asset" or the "Company") was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital (the "Private Placement") (see Note 3).

FBR Asset is organized as a real estate investment trust ("REIT") whose primary purpose is to invest in mortgage loans and mortgage-backed securities issued or guaranteed by instrumentalities of the U.S. Government or by private issuers that are secured by real estate (together the "Mortgage Assets"). FBR Asset also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, FBR Asset leverages its assets and mortgage loan portfolio primarily with collateralized borrowings. FBR Asset uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

Note 2  Summary of Significant Accounting Policies

Investments in Mortgage-Backed Securities

FBR Asset invests primarily in mortgage pass-through certificates that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae").

Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable for unsettled trades are recorded as "due to custodian" in FBR Asset's Statement of Financial Condition.

FBR Asset accounts for its investments in mortgage-backed securities as available-for-sale securities. FBR Asset does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity, and has classified these investments as available-for-sale. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on mortgage-backed securities transactions are determined on the specific identification basis.

Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

The fair value of FBR Asset's mortgage-backed securities are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts FBR Asset could realize in a current market transaction.

Income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

During 1998, FBR Asset received proceeds of $48.5 million from the sale of mortgage-backed securities. The Company recorded $176,044 in realized gains related to this sale.

During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss.

The following table summarizes FBR Asset's mortgage-backed securities as of December 31, 1999 and 1998:

                                                                               Total Mortgage
December 31, 1999                   Freddie Mac    Fannie Mae     Ginnie Mae       Assets
-----------------                   -----------    ----------     ----------   ---------------
Mortgage-backed securities,
  available-for-sale, principal     $79,490,738   $107,859,276   $54,517,427     $241,867,441

Unamortized premium (discount)          359,594     (1,190,013)      829,206           (1,213)
                                    -----------   ------------   -----------     ------------

Amortized cost                       79,850,332    106,669,263    55,346,633      241,866,228

Gross unrealized losses              (2,797,261)    (2,196,860)     (857,263)      (5,851,384)
                                    -----------   ------------   -----------     ------------

Estimated fair value                $77,053,071   $104,472,403   $54,489,370     $236,014,844
                                    ===========   ============   ===========     ============

December 31, 1998
-----------------

Mortgage-backed securities,
  available-for-sale, principal     $93,278,879   $ 48,386,872   $16,294,168     $157,959,919

Unamortized premium                     529,783      1,427,632       787,906        2,745,321
                                    -----------   ------------   -----------     ------------

Amortized cost                       93,808,662     49,814,504    17,082,074      160,705,240

Gross unrealized gains                  665,251        191,021       123,260          979,532

Gross unrealized losses                 (89,517)      (162,997)      (13,519)        (266,033)
                                    -----------   ------------   -----------     ------------
Estimated fair value                $94,384,396   $ 49,842,528   $17,191,815     $161,418,739
                                    ===========   ============   ===========     ============

Short Sales

FBR Asset has established a short position to offset the potential adverse effects of market price fluctuations in certain of its mortgage-backed securities. The positions are structured and accounted for as hedge transactions such that any gains or losses will be recognized upon termination of the position. FBR Asset's unrealized gains or losses on its position are recorded as an asset or liability with a corresponding increase or decrease included in comprehensive income. At December 31, 1999, FBR Asset had established an $88 million face amount short position in 7.00% Fannie Mae agency mortgage-backed securities. The fair value of the short position at December 31, 1999, was $182,188.

Repurchase Agreements

FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

At December 31, 1999, FBR Asset had $221.7 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.83% as of the end of the period and a remaining weighted-average term to maturity of 45 days. At December 31, 1999, mortgage-backed securities pledged had an estimated fair value of $228.9 million. At December 31, 1999, the repurchase agreements had remaining maturities of between 38 and 45 days.

As of December 31, 1998, FBR Asset had $128.6 million outstanding under repurchase agreements with a weighted-average borrowing rate of 5.08% as of the end of the period and a weighted-average remaining maturity of 73 days. At December 31, 1998, mortgage-backed securities pledged had an estimated fair value of $136.2 million. At December 31, 1998, the repurchase agreements had remaining maturities of between 69 and 74 days.

Interest Rate Swaps

FBR Asset enters into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements are structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements, which generally have maturities of 30 to 90 days, carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes. As a result of these factors, FBR Asset has accounted for these agreements as hedges.

The fair value of interest rate agreements that qualify as hedges are not recorded. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of an interest rate agreement and repayment of the underlying debt, a gain or loss is recorded and FBR Asset receives or makes a payment based on the fair value of the interest rate agreement on the date of termination.

At December 31, 1999 and 1998, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $468,422 and $(910,535) at December 31, 1999, and December 31, 1998, respectively.

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

Consistent with the intention to have FBR Asset operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments as available-for-sale.

Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income.

Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities."

Notes Receivable

As of December 31, 1999, FBR Asset held a $20 million note of Prime Retail Inc. and Prime Retail, L.P., ("Prime Retail") with an interest rate of 15% per annum, and matures on June 30, 2000, subject to automatic extension to December 31, 2000, in the absence of a default. The loan is secured by equity interest in five subsidiaries of Prime, L.P., which subsidiaries own commercial real estate subject to mortgage debt. As of December 31, 1999, FBR Asset also held a Short-Term Loan and Security Agreement with Prime Capital Holding, LLC and Prime Capital Funding, Inc. together, ("Prime Capital"), which had a $7 million outstanding balance at December 31, 1999. The note accrues interest at an annualized rate of 17% and is due on March 31, 2000. The note is secured by 100% equity interests in subsidiaries of Prime Capital which own commercial mortgage loans subject to "warehouse" indebtedness. Prime Capital is an affiliate of Prime Retail, L.P.

Credit Risk

FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage-backed securities and notes receivable, such as the notes from Prime Retail and Prime Capital referred to above. In addition, many of FBR Asset's investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 1999 and 1998, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Asset's notes receivable and certain mortgage-backed securities and other loans of companies in which we invest are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

Concentration Risk

Equity and debt investments, such as the Prime Capital and Prime Retail notes referred to above, may also involve substantial amounts relative to FBR Asset's total net assets and create exposure to issuers that are generally concentrated in the REIT industry. These investments may include non-investment grade and securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose FBR Asset to a significantly higher degree of risk than is associated with more diversified investment grade or readily marketable securities.

Cash and Cash Equivalents

All investments with original maturities of less than three months are cash equivalents. As of December 31, 1999, cash and cash equivalents consisted of $3.8 million of cash deposited in two commercial banks and $9.6 million in two separate domestic money market funds. As of December 31, 1998, cash and cash equivalents consisted of $14.4 million of cash deposited in two commercial banks and $26.7 million in two separate domestic money market funds. The money market funds invest primarily in obligations of the U.S. Government. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

Comprehensive income is a financial reporting methodology that includes certain financial information that historically has not been recognized in the calculation of net income. FBR Asset's only component of other comprehensive income is the net unrealized loss on investments classified as available for sale.

Net Income Per Share

FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. The potentially dilutive securities did not impact the computation of earnings per share for any period presented.

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

Income Taxes

FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as FBR Asset believes it has met the requirements.

Reclassifications

Certain amounts in the financial statements as of December 31, 1998, have been reclassified to confirm with 1999 presentation.

Recent Accounting Pronouncements

In 1998, Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal years beginning after June 15, 2000, and generally requires that an entity recognize derivative financial instruments as assets or liabilities and measure them at fair value. FBR Asset is currently evaluating the impact of SFAS No. 133, but does not expect that the adoption will have a material impact on its financial condition or future results of operations based on its current hedging strategies.

Note 3  Shareholders' Equity

On December 15, 1997, FBR Asset completed a private placement of equity capital. FBR Asset received net proceeds of $189.7 million from the issuance of 10,218,999 shares of common stock.

On January 15, 1998, Friedman, Billings, Ramsey & Co., Inc. purchased 196,828 shares of FBR Asset for $3.7 million pursuant to a stock option issued in connection with the private placement offering.

FBR Asset declared and recorded dividends of $.05, $1.16 and $1.605 in 1997, 1998 and 1999, respectively.

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. Between December 31, 1998, and December 31, 1999, FBR Asset repurchased an additional 2,737,191 shares of its common stock at an average price of $13.57 per share.

FBR Asset had outstanding, as of December 31, 1999, and December 31, 1998, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Under FBR Asset's stock option plan, FBR Asset may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of seven to ten years. As of December 31, 1999, FBR Asset had granted 155,000 options under its stock option plan.

FBR Asset accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, FBR Asset applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of FBR Asset's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, FBR Asset does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to

FBR Asset's net income or basic and diluted net income per share as reported in the statement of income for the year ended December 31, 1999. No employee options had been issued as of December 31, 1998.

The fair value of the option grant in 1999 was estimated on the grant date using the following assumptions: average dividend yield of 8 percent; expected volatility of 25 percent; risk free interest rate of 6.1 percent; and expected lives of 8.5 years. All options issued in 1999 are fully vested, have an exercise price of $20 and a remaining contractual life of approximately 8 years.

Note 4  Management and Performance Fees

FBR Asset has a management agreement with Friedman, Billings, Ramsey
Investment Management, Inc. ("FBR Management"), for an initial term expiring on December 17, 1999 and a renewal expiring on December 17, 2000. FBR Management performs portfolio management services on behalf of FBR Asset. Such services include, but are not limited to, consulting with FBR Asset on purchase and sale opportunities, collection of information and submission of reports pertaining to FBR Asset's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset's portfolio of assets.

FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of FBR Asset during each calendar quarter and,
(2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average invested assets of FBR Asset during each calendar quarter. FBR Management also received options to purchase 1,021,900 shares of FBR Asset's common stock at $20 per share. The estimated value of these options is $909,492, based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. FBR Management assigned options to acquire 51,045 shares to BlackRock Financial Management, Inc. ("BlackRock") (see below) in connection with the execution of the sub-management agreement discussed below. The value of these options has been fully amortized in the accompanying statements of income. In addition, FBR Management agreed to the rescission of options to purchase 155,000 common shares in connection with the establishment of FBR Asset's stock incentive plan.

FBR Management is also entitled to receive incentive compensation based on the performance of FBR Asset. On December 31, 1998, and each calendar quarter thereafter FBR Management is entitled to an incentive fee calculated by reference to the preceeding 12 month period, FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of FBR Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. No incentive compensation was earned during the periods presented.

FBR Management previously engaged BlackRock to manage FBR Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company. As compensation for rendering services, BlackRock was entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by BlackRock, with a minimum annual fee of $100,000, payable quarterly. The agreement was terminated by FBR Management on February 14, 2000, and FBR Management entered into a new agreement with Fixed Income Discount Advisory Company, Inc. ("FIDAC") on February 14, 2000, to assume management of FBR Asset's Mortgage Portfolio as sub-advisor. See Note 7 Subsequent Events.

Note 5  Related Parties

As of December 31, 1999, a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group") owned 1,344,086 shares or 23.15% of the outstanding common stock of FBR Asset. As of December 31, 1998, that same subsidiary owned 1,344,086 or 15.73% of the outstanding common stock of FBR Asset. FBR Group is the parent company of FBR Management and FBR & Co.

Note 6  Equity Investments

At December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, a fair value of $49.6 million and unrealized losses of $7.9 million.

As of December 31, 1998, FBR Asset's equity investments had an aggregate cost basis of $81.2 million, fair value of $71.0 million, unrealized losses of $12.3 million, recognized losses of $6.6 million, and unrealized gains of $2.1 million.

                                                  Amount of                  Market Value at               Market Value at
Equity Investments                              Investment/(1)/              December 31, 1999             December 31, 1998
------------------                              -----------------            --------------------          -----------------
Anthracite Capital, Inc.                              $10,084,268                     $10,084,268                $12,358,170
Capital Automotive REIT                                25,000,000                      21,841,402                 26,657,711
Chastain Capital Corporation                                    -                               -                  3,150,000/(2)/
Imperial Credit Commercial Mortgage
 Inv. Corp.                                            10,413,000                      10,237,500                  8,437,500
Prime Retail, Inc.                                      1,201,317                         694,688                  1,211,844
Prime Retail, Inc., pfd                                 1,454,320                       1,151,696                          -
Resource Asset Investment Trust                         5,292,516                       3,725,717                  3,790,325
Building One Services Corporation/(3)/                  4,053,180                       1,912,594                 10,437,500
East-West Bank/(4)/                                             -                               -                  4,940,000
                                                -----------------            --------------------          -----------------
  Total                                               $57,498,601                     $49,647,865                $70,983,050
                                                =================            ====================          =================

_______________
(1)  As of December 31, 1999.
(2) Reflects recognized loss of $6.6 million recorded in 1998 for other than temporary decline in the value of Chastain Capital Corporation. In November 1999, FBR Asset received a liquidating dividend of $7.45 per share on 700,000 shares of Chastain and recognized a gain of $2,065,000.
(3) In April 1999, FBR Asset sold 297,341 shares of Building One Services Corporation and realized a gain of $743,353.
(4) In September and October 1999, FBR Asset sold 520,000 shares of East-West Bank and realized a gain of $788,838.

Anthracite Capital, Inc. ("AHR")

On March 27, 1998, FBR Asset purchased 716, 846 shares of common stock in AHR, for $13.95 per share. AHR was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities, and other real estate-related assets in the United States and non-U.S. markets. AHR seeks to achieve strong investment returns by maximizing the spread of investment income earned on its real estate assets over the cost of financing and hedging these assets and/or liabilities. AHR's common stock is publicly traded.

During September and October 1998, FBR Asset purchased an additional 865,000 shares of AHR for an average cost of $9.64 per share. In December 1999, FBR Asset recorded a charge to operations in the amount of $8,250,228 to reflect management's determination that the decline in the market value of the stock was other than temporary.

Capital Automotive REIT ("CARS")

On February 13, 1998, FBR Asset acquired 1,792,115 shares of common stock in CARS for a price of $13.95 per share. CARS is a self-administered and self-managed REIT formed to invest in the real property and improvements used by operators of multi-site, multi-franchised motor vehicle dealerships and motor vehicle-related businesses located in major metropolitan areas throughout the United States. CARS primarily acquires real property and simultaneously leases back this property for use by dealers. CARS' common stock is publicly traded.

Chastain Capital Corporation ("CHAS")

On April 29, 1998, FBR Asset purchased 700,000 shares of common stock in CHAS, for $13.95 per share. CHAS was organized in December 1997 to invest in commercial and multifamily mortgage and real estate related assets located in major metropolitan markets throughout the United States.

In 1998, FBR Asset recorded a charge to operations in the amount of $6,615,000 to reflect management's determination that the decline in the market value of the stock was other than temporary. On May 14, 1999, CHAS announced that its Board of Directors had voted to sell all of CHAS' assets, either through a plan of liquidation or through a sale of the company. On November 8, 1999, Chastain Capital Corp. announced that its Board had declared an initial $7.45 per share distribution to stockholders under a plan to liquidate itself. On November 29, 1999, FBR Asset received a liquidating dividend of $5.2 million or $7.45 per share from Chastain and recognized a gain of $2,065,000. Chastain still has one real estate asset remaining, a retail property Chastain plans to sell.

Imperial Credit Commercial Corporation ("ICMI")

In December 1997, FBR Asset purchased 900,000 shares of ICMI common stock for a price of $14.50 per share. ICMI invests primarily in performing multifamily and commercial term loans and interests in commercial and residential mortgage-backed securities. ICMI also invests in various classes of non-investment grade mortgage-backed securities. ICMI's common stock is publicly traded.

On July 22, 1999 Imperial Credit Commercial Mortgage and Imperial Credit Industries announced a merger agreement under which Imperial Credit Industries would acquire all of the outstanding shares of Imperial Credit Mortgage for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. Completion of the merger is conditioned on, among other things, approval by the shareholders of Imperial Credit Mortgage. On October 25, 1999, after expiration of the tender offer period on October 22, 1999, during which Imperial Credit Mortgage explored alternative transactions more favorable to its shareholders, Imperial Credit Industries reported that the merger consideration had been increased from $11.50 per share to approximately $11.57 per share. The merger is expected to close on March 27, 2000. In the absence of other offers at more favorable prices, management recorded a $2.6 million charge to earnings for the transaction in the fourth quarter of 1999 representing the difference between Imperial Credit Industries' most recent tender offer and FBR Asset's cost basis.

Prime Retail, Inc. ("PRT")

In September 1998, FBR Asset purchased an aggregate of 122,300 shares of PRT, for an average price of $9.74 per share. On October 18, 1998, FBR Asset purchased an additional 1,200 shares of PRT's common stock for $7.90 per share. PRT is a REIT engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. PRT's common stock is publicly traded.

On April 22, 1999, FBR Asset purchased 78,400 shares of PRT's preferred stock for a cost of $1,454,320 or $18.55 average cost per share. PRT's preferred stock is publicly traded.

Resource Asset Investment Trust ("RAS")

On February 19, 1998, FBR Asset acquired 300,000 shares of common stock in RAS for $15.33 per share. RAS's principal business activity is the acquisition and/or financing of loans secured by mortgages on real property (or interests in such loans) in situations that, generally, do not conform to the underwriting standards of institution lenders or sources that provide financing through securitization.

On June 24/th/ and 25/th/, 1998, FBR Asset acquired an additional 44,575 shares of RAS for an average price of $15.55 per share.

Building One Services Corporation ("BOSS")

In December 1997, FBR Asset purchased 500,000 shares of BOSS (formerly Consolidated Capital Corporation) common stock for $20.00 per share. BOSS was founded in February 1997 to build consolidated enterprises through the acquisition and integration of multiple businesses in one or more fragmented industries. BOSS has undertaken to consolidate facilities management companies and may select companies in this or related industries in which to make future investments. BOSS's common stock is publicly traded. Pursuant to BOSS's tender offer, which expired in April 1999, FBR Asset sold 297,341 of its BOSS common shares for a price of $22.50 per share, or $6.7 million in April 1999.

East-West Bancorp ("EWB")

On June 30, 1998, FBR Asset purchased 520,000 shares of EWB for $10.00 per share. EWB's strategy is to become the premier commercial bank in California serving the unique personal and business banking needs of customers engaged in business and having family ties with or origins from the Asia Pacific region, with experienced personnel having the language capability and cultural sensitivity appropriate for the region. Beginning September 30 through October 25, 1999, FBR Asset sold its 520,000 shares of common stock in East West Bancorp for $5,988,838 or $11.52 average per share.

Kennedy-Wilson, Inc. ("KWIC")

FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 1999, the market price of Kennedy-Wilson common stock was $8.00 per share.

Imperial Credit Industries, Inc. ("ICII")

On June 30, 1999, FBR Asset purchased 400,000 shares of ICII's preferred stock for $25.00 per share. ICII is a commercial and consumer finance holding company specializing in non-conforming residential mortgage banking, business and consumer lending and commercial leasing.

On November 5/th/ and 10/th/, Imperial Credit Industries redeemed the 400,000 shares of Series B 14.5% cumulative preferred held by FBR Asset for $26.25 per share or $10.5 million.

Note 7  Subsequent Events

On January 31, 2000, FBR Asset announced that its Board of Directors had approved a special cash dividend of $.25 per share. The dividend was paid on February 25, 2000, to shareholders of record at February 11, 2000.

On February 14, 2000, FBR Management terminated its management agreement with BlackRock Financial Management, Inc., and engaged Fixed Income Discount Advisory Company, Inc. ("FIDAC") to manage FBR Asset's mortgage asset investment program as a sub-advisor. As compensation for rendering services, FIDAC will be entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by FIDAC, with a minimum annual fee of $100,000 payable quarterly. The agreement may be terminated by either party with thirty (30) days' advance notice.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FBR ASSET INVESTMENT CORPORATION
                              (Registrant)


Date:  March 30, 2000      By:  /s/ William R. Swanson
                                ------------------------------
                                William R. Swanson
                                Executive Vice President


                           By:  /s/ Kurt R. Harrington
                                ------------------------------
                                Kurt R. Harrington
                                Chief Financial Officer, Treasurer and
                                Secretary


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                       Signature                       Title
     ----                       ---------                       -----

March 30, 2000          /s/ Emanuel J. Friedman        Chairman of the
                       -----------------------------   Board of Directors


March 30, 2000          /s/ Eric F. Billings           Vice Chairman, Chief
                       -----------------------------   Executive Officer,
                                                       President and Director
                                                       (Principal Executive
                                                       Officer)


March 30, 2000          /s/ William K. Swanson         Executive Vice President,
                       -----------------------------   Chief Operating Officer
                                                       and Director



March 30, 2000          /s/ Stephen D. Harlan          Director
                       -----------------------------



March 30, 2000          /s/ Russell C. Lindner          Director
                       -----------------------------

                                 EXHIBIT INDEX

     Exhibit Number                                 Exhibit Title
     --------------                                 -------------
           3.01                Registrant's Articles of Incorporation. *

           3.02                Registrant's bylaws. *

           4.01                Form of Specimen Certificate for Registrant's
                               Common Stock. *

          10.01 Management Agreement, dated December 17, 1997, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc. *

          10.02 Agreement to Extend and Amend Management Agreement, dated December 17, 1999, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc.

          10.03 License Agreement, dated December 17, 1997, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey Group, Inc. *

          10.04 Stock Option Agreement, dated December 17, 1997, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc. *

          10.05 Sub-Management Agreement, dated February 14, 2000, by and between Friedman, Billings, Ramsey Investment Management, Inc. and Fixed Income Discount Advisory Company, Inc.

          10.06                Stock Incentive Plan. *

          10.07 Assignment Agreement, dated as of December 17, 1998, by and between Friedman, Billings, Ramsey Investment Management, Inc., and BlackRock Financial Management, Inc. *

          13.01 Annual Report to Shareholders for the Year ended December 31, 1999.

          21.01                List of Subsidiaries of the Registrant

          27.01                Financial Data Schedule.

________________
* Filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333- 67543.