Form 10-Q
period 2000-03-31
FBR ASSET INVESTMENT CORP/VA
filed 2000-05-15
CIK 1073208

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________

                                   FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended March 31, 2000
                              ---------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________


                       Commission File Number  1-15049
                                              ---------

                       FBR ASSET INVESTMENT CORPORATION
            (Exact name of registrant as specified in its charter)


                Virginia                                    54-1873198
     (State or other Jurisdiction of                     (I.R.S. employer
     Incorporation or Organization)                    identification no.)

              Potomac Tower                               (703) 469-1000
      1001 Nineteenth Street North                (Registrant's telephone number
        Arlington, Virginia 22209                      including area code)
(Address of principal executive offices)
               (zip code)

                                      N/A
                                 (former name)

Indicate by check   mark whether the Registrant (i) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days:
Yes:    X     No
      -----       -------

As of May 11, 2000, the latest practicable date, there were 4,752,027 shares of FBR Asset Investment Corporation's common stock outstanding.

                       FBR ASSET INVESTMENT CORPORATION
                                     INDEX

REPORT:  FORM 10-Q                                                         Page
                                                                           ----
PART I.   FINANCIAL INFORMATION
ITEM 1 - Financial Statements and Notes

     Statements of Financial Condition as of March 31, 2000
       (unaudited) and as of December 31, 1999.............................  1

     Statements of Income for the Three Months Ended
       March 31, 2000 and 1999 (unaudited).................................  2

     Statements of Changes in Shareholders' Equity for the
       Three Months Ended March 31, 2000, and the Years
       Ended December 31, 1999  and 1998 ................................... 3

     Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999 (unaudited).................................  4

     Notes to Financial Statements.........................................  5

ITEM 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................... 11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk........ 18

PART II.   OTHER INFORMATION

     Item 1. Legal Proceedings............................................. 21

     Item 2. Changes in Securities and Use of Proceeds..................... 21

     Item 3. Defaults Upon Senior Securities............................... 21

     Item 4. Submission of Matters to Vote of Security Holders............. 21

     Item 5. Other Information............................................. 21

     Item 6. Exhibits and Reports on Form 8-K.............................. 21

SIGNATURES................................................................. 22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of March 31, 2000 (unaudited), and December 31, 1999 *
================================================================================

                                                            As of March 31, 2000          As of December 31, 1999
                                                           ----------------------        -------------------------
                                                                  (unaudited)
Assets
        Mortgage-backed securities, at fair value                 $211,980,452                    $236,014,844
        Cash and cash equivalents                                   10,074,856                      13,417,467
        Investments in equity securities, at
           fair value                                               40,296,735                      49,647,865
        Notes receivable                                            24,543,070                      27,000,000
        Dividends receivable                                           709,750                       1,400,897
        Prepaid expenses and other assets                              226,135                         253,516
        Due from custodian                                                   -                         806,093
        Interest receivable                                          1,235,616                       1,639,778
                                                               -----------------               -----------------
          Total assets                                            $289,066,614                    $330,180,460
                                                               =================               =================

Liabilities and Shareholders' Equity
 Liabilities:
   Repurchase agreements                                          $166,071,000                    $221,714,000
   Interest payable                                                    975,181                         487,222
   Dividends payable                                                 2,803,475                       2,891,368
   Management fees payable                                             594,396                         237,167
   Accounts payable and accrued expenses                               132,441                         129,677
   Due to custodian                                                 27,391,493                               -
   Deferred revenue                                                     10,758                         178,305
                                                               -----------------               -----------------
          Total liabilities                                        197,978,744                     225,637,739
                                                               -----------------               -----------------

 Shareholders' Equity:
   Preferred stock, par value $.01 per share,
      50,000,000 shares authorized                                $          -                    $          -
   Common stock, par value $.01 per share,
      200,000,000 shares authorized,
      10,415,827 shares issued as of March
      31, 2000, and December 31, 1999,
      respectively                                                     104,158                         104,158
   Additional paid-in capital                                      194,097,193                     194,097,193
   Accumulated other comprehensive loss                             (8,188,693)                    (12,982,359)
   Retained deficit                                                (21,762,661)                    (15,463,462)
   Treasury stock, at cost, 5,623,800 shares
      and 4,609,491 shares as of March 31,
      2000 and December 31, 1999, respectively                     (73,162,127)                    (61,212,809)
                                                               -----------------               -----------------
        Total shareholders' equity                                  91,087,870                     104,542,721
                                                               -----------------               -----------------
          Total liabilities and shareholders'
          equity                                                  $289,066,614                    $330,180,460
                                                               =================               =================

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)*
================================================================================

                                                                              Three Months Ended March 31,
                                                                          ---------------------------------
                                                                               2000                 1999
                                                                          -------------        ------------
                                                                            (unaudited)          (unaudited)
Income:
Interest                                                                   $  5,613,578         $  3,925,664
Dividends                                                                       709,750            1,239,503
                                                                          -------------        -------------
     Total income                                                             6,323,328            5,165,167
                                                                          -------------        -------------

Expenses:
Interest expense                                                              2,972,809            1,724,475
Management fee expense                                                          357,230              350,281
Professional fees                                                               200,790              249,763
Insurance                                                                        22,664               10,381
Amortization of stock options issued to manager                                       -              113,687
Other                                                                            36,923                8,136
                                                                          -------------        -------------
     Total expenses                                                           3,590,416            2,456,723
                                                                          -------------        -------------

Realized gain on sale of available-for-sale equity securities                   615,885                    -
Realized gain on sale of mortgage-backed securities                              92,679                    -
Recognized loss on available-for-sale equity securities                      (5,569,668)                   -
                                                                          -------------        -------------
Net income (loss)                                                          $ (2,128,192)        $  2,708,444
                                                                          =============        =============

Basic and diluted (loss) earnings per share                                $      (0.39)        $       0.32
                                                                          =============        =============

Weighted-average common and equivalent shares                                 5,398,604            8,451,983
                                                                          =============        =============


================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2000 (unaudited), and the Years Ended December 31, 1999 and 1998
==============================================================================

                                                                  Additional            Retained
                                            Common                 Paid in              Earnings               Treasury
                                             Stock                 Capital              (Deficit)              Stock
                                          ------------           -------------         ---------------        --------------
Balance, December 31, 1997                    $102,190            $189,528,668         $    135,971                        -
                                          ------------            ------------         ------------           --------------
Issuance of common stock                         1,968               3,659,033                    -                        -
Repurchase of common stock                           -                       -                    -              (24,070,663)
 Options issued to manager                           -                 909,492                    -                        -
 Net income (Loss)                                   -                       -            1,588,235                        -
Other comprehensive loss
Change in unrealized gain on
 available-for-sale securities                       -                       -                    -                        -

Comprehensive income (loss)

Dividends                                            -                       -          (11,149,785)                       -
                                          ------------            ------------         ------------             ------------
Balance, December 31, 1998                     104,158             194,097,193           (9,425,579)             (24,070,663)
                                          ------------            ------------         ------------             ------------
 Repurchase of common stock                          -                       -                    -              (37,142,146)
 Net income                                          -                       -            5,142,589                        -
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                      -                       -                    -                        -

 Comprehensive loss

 Dividends                                           -                       -          (11,180,472)                       -
                                          ------------            ------------         ------------             ------------
Balance, December 31, 1999                     104,158             194,097,193          (15,463,462)             (61,212,809)
                                          ------------            ------------         ------------             ------------
 Repurchase of common stock                          -                       -                    -              (11,949,318)
 Net Loss                                            -                       -           (2,128,192)                       -
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                      -                       -                    -                        -


 Comprehensive income                                -                       -                    -                        -

 Dividends                                           -                       -           (4,171,007)                       -
                                          ------------            ------------         ------------             ------------
Balance, March 31, 2000                       $104,158            $194,097,193         $(21,762,661)            $(73,162,127)
                                          ============            ============         ============             ============



                                         Accumulated
                                           Other
                                         Comprehensive
                                           Income                                         Comprehensive
                                           (Loss)                      Total              Income (Loss)
                                        --------------             ------------          ---------------
Balance, December 31, 1997                $          -             $189,766,829
                                        --------------             ------------
Issuance of common stock                             -                3,661,001
Repurchase of common stock                           -              (24,070,663)
 Options issued to manager                           -                  909,492
 Net income (Loss)                                   -                1,588,235              $ 1,588,235
Other comprehensive loss
  Change in unrealized gain on
  available-for-sale securities             (9,800,530)              (9,800,530)              (9,800,530)
                                                                                             -----------
Comprehensive income (loss)                                                                  $(8,212,295)
                                                                                             ===========
Dividends                                            -              (11,149,785)
                                          ------------             ------------
Balance, December 31, 1998                  (9,800,530)             150,904,579
                                          ------------             ------------
 Repurchase of common stock                          -              (37,142,146)
 Net income                                          -                5,142,589              $ 5,142,589
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities             (3,181,829)              (3,181,829)              (3,181,829)
                                                                                             -----------
 Comprehensive loss                                                                          $ 1,960,760
                                                                                             ===========
 Dividends                                           -              (11,180,472)
                                          ------------             ------------
Balance, December 31, 1999                 (12,982,359)             104,542,721
                                          ------------             ------------
 Repurchase of common stock                          -              (11,949,318)
 Net Loss                                            -               (2,128,192)             $(2,128,192)
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities              4,793,666                4,793,666                4,793,666

 Comprehensive income                                -                        -              $ 2,665.474
                                                                                             ===========
 Dividends                                           -               (4,171,007)
                                          ------------             ------------
Balance, March 31, 2000                   $ (8,188,693)            $ 91,087,870
                                          ============             ============


==============================================================================

* The accompanying notes are an integral part of these Statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (unaudited)*
================================================================================


                                                                                             For the Three Months Ended March 31,
                                                                                           ---------------------------------------
                                                                                                 2000                    1999
                                                                                           -----------------       ---------------
                                                                                             (unaudited)             (unaudited)
Cash flows from operating activities:
Net (loss) income                                                                            $(2,128,192)            $   2,708,444
  Adjustments to reconcile net income to net cash provided by operating activities--
  Realized loss on mortgage backed and available-for-sale equity securities                    6,996,363                         -
  Realized gain on sale of mortgage backed and available for sale equity securities           (2,135,259)                        -
  Amortization                                                                                     4,717                   114,086
  Premium amortization on mortgage-backed securities                                              94,977                   194,382
  Changes in operating assets and liabilities:
   Due from custodian                                                                            806,093                         -
   Dividends receivable                                                                          691,147                   141,741
   Interest receivable                                                                           404,162                   (11,434)
  Prepaid expenses                                                                                27,381                    (7,035)
Management fees payable                                                                          357,229                (1,014,122)
Accounts payable and accrued expenses                                                              2,764                   (79,034)
   Interest payable                                                                              487,959                   749,546
   Due to custodian                                                                                    -                (2,041,230)
Deferred revenue                                                                                (167,547)                  (57,000)
                                                                                            ------------              ------------
Net cash provided by operating activities                                                      5,441,794                   698,344
Cash flows from investing activities:
Purchase of mortgage-backed securities                                                       (15,903,118)               (9,888,384)
   Investments in equity securities                                                           (1,801,410)                        -
   Investments in notes receivable, net of repayments                                          2,456,930               (12,074,468)
Proceeds from sale of mortgage backed securities                                              59,546,303                         -
Proceeds from sale of available-for-sale equity securities                                    12,384,885                         -
Receipt of principal payments on mortgage-backed securities                                    6,383,223                 8,882,579
                                                                                            ------------              ------------
  Net cash provided by (used in) investing activities                                         63,066,813               (13,080,273)
                                                                                            ------------              ------------
Cash flows from financing activities:
Repurchase of common stock                                                                   (11,949,318)               (1,465,900)
(Repayments of) Proceeds from repurchase agreements, net                                   (55,643,000)                3,069,000
Dividends paid                                                                                (4,258,900)               (2,563,058)
                                                                                            ------------              ------------
  Net cash used in financing activities                                                      (71,851,218)                 (959,958)
                                                                                            ------------              ------------
Net decrease in cash and cash equivalents                                                     (3,342,611)              (13,341,887)
Cash and cash equivalents, beginning of the period                                            13,417,467                41,144,326
                                                                                            ------------              ------------
Cash and cash equivalents, end of the period                                                  10,074,856                27,802,439
                                                                                            ------------              ------------
Supplemental disclosure of non-cash investing activities:
Securities purchased but not settled                                                         $27,391,493               $         -

================================================================================

*The accompanying notes are an integral part of these statements.

Notes to Financial Statements

Note 1  Basis of Presentation

The financial statements of FBR Asset Investment Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Note 2 Investments in Mortgage-Backed Securities

During the three months ended March 31, 2000, FBR Asset received proceeds of $59.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.5 million gain.

During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss.

The following table summarizes FBR Asset's mortgage-backed securities as of March 31, 2000 and December 31, 1999:

                                                                               Total Mortgage
March 31, 2000                      Freddie Mac    Fannie Mae     Ginnie Mae       Assets
--------------                      ------------  -------------  ------------  ---------------
Mortgage-backed securities,
 available-for-sale, principal      $97,023,396   $ 64,917,491   $53,539,271     $215,480,158

Unamortized premium (discount)          486,119        799,643       777,491        2,063,253
                                    -----------   ------------   -----------     ------------


Amortized cost                       97,509,515     65,717,134    54,316,762      217,543,411

Gross unrealized losses              (3,179,140)    (1,632,412)     (751,407)      (5,562,959)
                                    -----------   ------------   -----------     ------------
Estimated fair value                $94,330,375   $ 64,084,722   $53,565,355     $211,980,452
                                    ===========   ============   ===========     ============
December 31, 1999
-----------------

Mortgage-backed securities,
 available-for-sale, principal      $79,490,738   $107,859,276   $54,517,427     $241,867,441

Unamortized premium (discount)          359,594     (1,190,013)      829,206           (1,213)
                                    -----------   ------------   -----------     ------------
Amortized cost                       79,850,332    106,669,263    55,346,633      241,866,228

Gross unrealized losses              (2,797,261)    (2,196,860)     (857,263)      (5,851,384)

Estimated fair value                $77,053,071   $104,472,403   $54,489,370     $236,014,844
                                    ===========   ============   ===========     ============

Note 3 Repurchase Agreements

FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

At March 31, 2000, FBR Asset had $166.1 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.12% as of the end of the period and a remaining weighted-average term to maturity of 10 days. At March 31, 2000, mortgage-backed securities pledged had an estimated fair value of $171.3 million. At March 31, 2000, the repurchase agreements had remaining maturities of between 3 and 24 days.

As of December 31, 1999, FBR Asset had $221.7 million outstanding under repurchase agreements with a weighted-average borrowing rate of 5.83% as of the end of the period and a weighted-average remaining maturity of 45 days. At December 31, 1999, mortgage-backed securities pledged had an estimated fair value of $228.9 million. At December 31, 1998, the repurchase agreements had remaining maturities of between 38 and 45 days.

Note 4 Interest Rate Swaps

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

At March 31, 2000 and December 31, 1999, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $165,960 and $468,422 at March 31, 2000, and December 31, 1999, respectively.

Note 5 Investments in Equity Securities

Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing "bid" and "asked" price on the day of valuation. Other securities for which quotations are not readily available are valued at fair value as determined by FBR Asset's investment adviser, Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"). FBR Management may use methods of valuing equity securities other than those described above if it believes the alternative method is preferable in determining the fair value of such securities. FBR Asset accounts for its investments in equity securities as available-for-sale. Realized gains and losses from the sale of equity investments are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale equity securities."

Note 6 Notes Receivable

As of March 31, 2000 and December 31, 1999, FBR Asset held a $20 million note from Prime Retail Inc. and Prime Retail, L.P., ("Prime Retail") with an interest rate of 15% per annum. The note matures on June 30, 2000, and is subject to automatic extension to December 31, 2000, in the absence of events of default. The loan is secured by equity interest in five subsidiaries of Prime, L.P., which subsidiaries own commercial real estate subject to mortgage debt. As of March 31, 2000, FBR Asset had also separately loaned Prime Capital Holding, LLC and Prime Capital Funding, Inc. (together, "Prime Capital"), $4.5 million under a different borrowing agreement. Amounts outstanding accrue interest at an annualized rate of 17%. Amounts under this borrowing agreement were originally due on March 31, 2000. On March 31, 2000, FBR Asset and Prime Capital signed an agreement to extend the maturity date to April 30, 2000. On April 30, 2000, FBR Asset and Prime Capital signed an agreement to extend the maturity date to May 22, 2000. The note is secured by 100% equity interests in subsidiaries of Prime Capital which own commercial mortgage loans subject to "warehouse" indebtedness. Prime Capital is an affiliate of Prime Retail, L.P.

Note 7 Comprehensive Income

Comprehensive income is a financial reporting methodology that includes certain financial information that historically has not been recognized in the calculation of net income. FBR Asset's only component of other comprehensive income is the net unrealized loss on investments classified as available-for-sale.

Note 8 Net Income Per Share

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

Note 9 Income Taxes

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

Note 10 Recent Accounting Pronouncements

In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal years beginning after June 15, 2000, and generally requires that an entity recognize derivative financial instruments as assets or liabilities and measure them at fair value. FBR Asset is currently evaluating the impact of SFAS No. 133, but does not expect that the adoption will have a material impact on its financial condition or future results of operations based on its current hedging strategies.

Note 11 Shareholders' Equity

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. Between December 31, 1998, and December 31, 1999, FBR Asset repurchased an additional 2,737,191 shares of its common stock at an average price of $13.57 per share. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. Between January 1, 2000, and March 31, 2000, FBR Asset repurchased 1,014,309 shares of its common stock at an average price of $11.78 per share.

FBR Asset had outstanding, as of March 31, 2000 and December 31, 1999, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Note 12  Equity Investments

At March 31, 2000, FBR Asset's equity investments had an aggregate cost basis of $42.9 million, a fair value of $40.3 million, unrealized gains of $1.2 million and unrealized losses of $3.8 million.

As of December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, fair value of $49.6 million and unrealized losses of $7.9 million.

                                                                  Amount of         Market Value at       Market Value at
  Equity Investments                                            Investment(1)       March 31, 2000       December 31, 1999
  ------------------                                            ------------        --------------       -----------------
Anthracite Capital, Inc.....................................      $10,084,268          $11,270,653            $10,084,268
Capital Automotive REIT.....................................       25,000,000           21,505,380             21,841,402
Chastain Capital Corporation................................               --                   --                     --
Imperial Credit Commercial Mortgage Inv. Corp...............               --                   --             10,237,500
Prime Retail, Inc...........................................          270,156              270,156                694,688
Prime Retail, Inc., pfd.....................................        1,038,800            1,038,800              1,151,696
Resource Asset Investment Trust.............................        3,704,181            3,704,181              3,725,717
Encompass Services Corporation..............................        1,023,654              775,440              1,912,594
Atlas Pipeline Partners.....................................        1,801,410            1,732,125                     --
                                                                  -----------          -----------            -----------
      Total.................................................      $42,922,469          $40,296,735            $49,647,865
                                                                  ===========          ===========            ===========

(1)  As of March 31, 2000.

Note 13  Subsequent Events

On May 22, 2000, FBR Asset, Prime Capital Holding, LLC and Prime Capital Funding, Inc. signed and agreement to extend the maturity date on the $4.5 million outstanding under the Short-Term Loan and Security Agreement to May 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "plans," "anticipates," "expects" and words of similar import. Such forward-looking statements related to future events and the future financial performance of FBR Asset, and involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance of achievements of FBR Asset to be materially different from the results or achievements expressed or implied by such forward-looking statements. FBR Asset is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

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

As of March 31, 2000, FBR Asset had:

     . mortgage-backed securities totaling $212.0 million, which were financed with repurchase agreements totaling $166.1 million;

     . investments in equity and debt securities of 6 companies with an original total cost basis of $42.9 million and a total market value of $40.3 million; and

     .  loans to 2 companies totaling $24.5 million.

A summary of FBR Asset's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the three-month periods ended March 31, 2000 and 1999.

Net Income

FBR Asset had a net loss for the three months ended March 31, 2000 of $2.1 million, or $0.39 per share, compared to net income of $2.7 million or $0.32 per share for the corresponding period in 1999. The decrease in net income is primarily attributable to a charge against income of $5.6 million to reflect the decline in value of four of the company's available-for-sale equity investments.

For the three months ended March 31, 2000, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.52%. As of March 31, 2000, FBR Asset had investments in 40 mortgage-backed securities.

For the three months ended March 31, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.30%. As of March 31, 1999, FBR Asset had investments in 33 mortgage-backed securities.

FBR Asset's interest income and dividend income increased to $6.3 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. This 21.1% increase is primarily attributable to an increase in FBR Asset's investment in mortgage-backed securities during the fourth quarter of 1999, thereby increasing the amount of interest income generated by the company's mortgage-backed security portfolio.

For the three months ended March 31, 2000, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 11.27%, compared to 8.98% for the three months ended March 31, 1999. The average annual yield on all investments increased to 7.75% from 7.14%.The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of higher yielding mortgage backed securities.

FBR Asset incurred interest expense of $3.0 million for the three months ended March 31, 2000. This represents 82.8% of the total expenses for the period. FBR Asset incurred interest expense of $1.7 million for the three months ended March 31,1999. This represents 70.2% of the total expenses for the year. This 76.5% increase reflects the 61.2% increase in weighted average borrowings under repurchase agreements to $208.0 million from $129.0 million.

Management fees for the three months ended March 31, 2000, were $357,230 compared to $350,281 for the three months ended March 31, 1999.

Professional fees consist primarily of legal and accounting fees. Professional fees were $200,790 for the three months ended March 31, 2000, and $249,763 for the three months ended March 31, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of FBR Asset's stock.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three months ended March 31, 2000 and 1999. Information is based on daily average balances during the period.


                                                         Three Months Ended March 31, 2000
                                                                                              Weighted
                                                                             Weighted         Average
                                                  Interest/Dividend          Average          Annual
                                                      Income                 Balance          Yield
                                               -----------------------   --------------    ----------
Mortgage securities available for sale             $3,827,688            $235,086,277         6.52%
Investment in equity securities and
 promissory notes/(1)(2)/                           2,360,996              84,055,855        11.27%

Cash and cash equivalents                             134,644               8,271,368         6.53%
                                                   ----------            ------------        -----
        Total/(2)/                                 $6,323,328            $327,413,500         7.75%
                                                   ==========            ============        =====

                                                                 Three Months Ended March 31, 1999
                                                    Interest/Dividend            Average            Annualized
                                                         Income                  Balance              Yield
                                                 -----------------------   -------------------   -----------------
Mortgage securities available for sale                  $2,423,063             $156,067,632            6.30%

Investment in equity securities
  and promissory notes/(1)(2)/                     2,413,460           109,007,029      8.98%
Cash and cash equivalents                            328,644            28,129,410      4.74%
                                                  ----------          ------------      ----
  Total/(2)/                                      $5,165,167          $293,204,071      7.14%
                                                  ==========          ============      ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., Kennedy Wilson Inc., and Brookdale Living Communities, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) FBR Asset accrues dividend income based on declared dividends for the periods presented.

Interest Expense

The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable and receivable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                               Weighted             Weighted
                                           Interest            Average              Average
                                           Expense             Balance              Expense
                                       ----------------    ----------------     --------------
Three Months Ended
  March 31, 2000                         $2,972,809         $208,026,725/(1)/        5.73%

Three Months Ended
  March 31, 1999                         $1,724,475         $129,045,267/(2)/        5.42%

(1) At March 31, 2000, FBR Asset had $166,071,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 10 days.

(2) At March 31, 1999, FBR Asset had $131,619,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 47 days.


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

FBR Asset held mortgage-backed securities of $212.0 million as of March 31, 2000. FBR Asset held mortgage-backed securities of $151.7 million on March 31, 1999. At December 31, 1999, FBR Asset held mortgage-backed securities equal to $236.0 million.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At March 31, 2000, the amount of unamortized premium, net of discounts recorded in FBR Asset's statement of financial condition was $2.1 million. At December 31, 1999, the amount of unamortized discount, net of premiums recorded in FBR Asset's statement of financial condition was $1,213.

Given FBR Asset's current portfolio composition, if mortgage principal repayment rates increase over the life of the mortgage-backed securities comprising the current portfolio, all other factors being equal, FBR Asset's net interest income would decrease during the life of the mortgage-backed securities, as

FBR Asset would be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life of the mortgage-backed securities, all other factors being equal, FBR Asset's net interest income would increase during the life of the mortgage-backed securities, as FBR Asset would be required to amortize its net premium balance over a longer time period.

FBR Asset received mortgage principal repayments equal to $6.4 million for the three months ended March 31, 2000. FBR Asset received mortgage principal repayments equal to $30.4 million for the year ended December 31, 1999.

At March 31, 2000, $2.6 million of net unrealized losses on equity securities and $5.6 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. At December 31, 1999, $8.1 million of net unrealized losses on equity securities and $4.9 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. See "Shareholders' Equity" elsewhere in "Management's Discussion and Analysis" and Note 11 of Notes to Financial Statements for further discussion.

Repurchase Agreements

To date, FBR Asset's debt has consisted mainly of borrowings collateralized by a pledge of most of FBR Asset's mortgage-backed securities. FBR Asset has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with FBR Asset's financing objectives.

FBR Asset had $166.1 million outstanding under repurchase agreements with several financial institutions on March 31, 2000. FBR Asset had $221.7 million outstanding under repurchase agreements on December 31, 1999. At March 31, 2000, the ratio of the amounts due under repurchase agreement to shareholder's equity was 1.82 to 1.

At March 31, 2000, the term to maturity of FBR Asset's borrowings had been limited to 30 days with a weighted average remaining maturity of 10 days and a weighted average cost of funds on outstanding borrowings of 6.12%.

At December 31, 1999, the term to maturity of FBR Asset's borrowings had been limited to 60 days with a weighted average remaining maturity of 45 days and a weighted average cost of funds on outstanding borrowings of 5.83%.

Contractual Commitments

FBR Asset is a party to an interest rate swap agreement to offset the potential adverse effects of rising interest rates under some of its short-term repurchase agreements. That agreement is with Salomon Brothers Holding Company Inc. ("Salomon") Salomon Smith Barney Holdings, Inc., the parent company of Salomon Brothers Holding Inc., has a long-term debt rating of "A" by S&P. Under the swap agreement with Salomon, FBR Asset receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments based on a fixed interest rate of approximately 5.96% based upon the $50 million notional amount of the swap.

Capital Resources and Liquidity

Liquidity is a measurement of FBR Asset's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage-backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided FBR Asset with sufficient funding for its investment needs. Potential future sources of liquidity for FBR Asset include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. FBR Asset believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. FBR Asset may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that FBR Asset will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should FBR Asset's needs ever exceed these sources of liquidity, management believes FBR Asset's mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

For the three months ended March 31, 2000, FBR Asset's operating activities resulted in net cash flows of $5.4 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the three months ended March 31, 1999, FBR Asset's operating activities provided net cash flows of $698,344.

For the three months ended March 31, 2000, FBR Asset's investing activities resulted in net cash provided of $63.1 million compared to net cash used for the three months ended March 31, 1999, of $13.1 million. The increase is primarily attributable to proceeds from the sale of mortgage-backed securities.

For the three months ended March 31, 2000, net cash used in FBR Asset's financing activities was $71.9 million compared to net cash used in financing activities for the three months ended March 31, 1999, of $959,958. The increase in cash used in financing activities is primarily attributable to the repayment of amounts due under repurchase agreements.

Shareholders' Equity

FBR Asset accounts for its investments in mortgage-backed securities and other equity instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, FBR Asset has classified these investments as "available-for-sale." Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income.

Also in accordance with SFAS 115, management must regularly evaluate whether declines in the market value of its available-for-sale securities are other than temporary. In performing this evaluation, FBR Asset looks to the financial condition and business performance of each investment relative to that expected at the time of purchase. FBR Asset also evaluates overall economic and industry-specific conditions.

As of March 31, 2000, the value of the equity securities in FBR Asset's portfolio had declined from $42.9 million as of the date the investments were made to $40.3 million. As of December 31, 1999, the value of the equity securities in FBR Asset's portfolio had declined from $57.5 million from the date the investments were made to $49.6 million. Declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If FBR Asset determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the three months ended March 31, 2000, FBR Asset recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s common and preferred stock, Encompass Service Corporation, and Resource Asset Investment Trust of $5.6 million. For the year ended December 31, 1999, FBR Asset recorded a charge to reflect the decline in value of its investment in Anthracite Capital, Inc. ("Anthracite") and Imperial Credit Commercial Mortgage Investment Corporation ("Imperial Credit") of $10.9 million which FBR Asset determined was other than temporary.

In June 1998, FBR Asset's Board of Directors authorized a program to repurchase up to 2,000,000 shares of FBR Asset's common stock. On March 30, 1999, FBR Asset's Board authorized the repurchase of up to 2,000,000 additional shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. Between September 1998 and March 31, 2000, FBR Asset repurchased 5,623,800 shares of its common stock at an average price of $13.01 per share.

Year 2000 Compliance

FBR Asset has dedicated resources over the past several years to address the potential hardware, software, and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that our service providers, BlackRock Financial Management, Inc. and Fixed Income Discount Advisory Company, Inc., in particular, took similar measures. As a result of those efforts, we have not experienced any material disruptions in our operations in connection with, or following, the transition to the Year 2000. FBR Management and Friedman, Billings, Ramsey Group, Inc. have represented to FBR Asset that the total cost to complete the Year 2000 compliance efforts is estimated to have been less than $350,000.

Summary of Current Investments & Cash and Cash Equivalents

The following table summarizes FBR Asset's investments as of March 31, 2000, and December 31, 1999.

                                                                                  As of March 31, 2000
                                                                      ----------------------------------------------
                                                                          Amount                          Percentage
                                         Shares         Percent             of              Market         Increase
                                        Owned/(3)/    Ownership/(3)/    Investment          Value         (Decrease)
                                        ----------    --------------    ----------          -----         ----------
Mortgage-Backed Securities                 N/A             N/A         $217,543,411     $211,980,452       (2.56%)
                                                                       ------------     ------------
Equity Investments/(1)(2)/

 Anthracite Capital, Inc.
    (AHR)                               1,581,846          7.55%       $ 10,084,268     $ 11,270,653       11.76%

 Capital Automotive REIT
    (CARS)                              1,792,115          7.23%         25,000,000       21,505,380      (13.98%)

 Chastain Capital
    Corporation (CHAS)                    700,000          9.23%                 --               --        0.00%

 Imperial Credit Commercial
    Mortgage Inv. Corp.
    (ICMI)                                900,000          3.16%                 --               --        0.00%

 Prime Retail, Inc. (PRT)                 123,500          0.28%            270,156          270,156       (0.00%)

 Prime Retail, Inc., pfd
    (PRT pfd)                              78,400          0.18%          1,038,800        1,038,800       (0.00%)

 Resource Asset Investment
    Trust (RAS)                           344,575          5.56%          3,704,181        3,704,181       (0.00%)

 Encompass Services
  Corporation (ESR)/(4)/                  168,574          0.27%          1,023,654          775,440      (24.25%)

 Atlas Pipeline Partners
    (APL)                                 149,000          1.31%          1,801,410        1,732,125       (3.85%)
                                                                       ------------     ------------       ------

  Total Equity Investments                                             $ 42,922,469     $ 40,296,735       (6.12%)
                                                                       ------------     ------------       ------
Promissory Notes/(2)/

 Prime Capital Holding,
    LLC                                    N/A             N/A         $  4,543,070     $  4,543,070         N/A

 Prime Retail, L.P.                        N/A             N/A           20,000,000       20,000,000         N/A
                                                                       ------------     ------------
  Total Promissory Notes                                               $ 24,543,070     $ 24,543,070         N/A
                                                                       ------------     ------------
Cash and Cash Equivalents                  N/A             N/A         $ 10,074,856     $ 10,074,856         N/A
                                                                       ------------     ------------
Total Investments & Cash
    and Cash Equivalents                                               $295,083,806     $286,895,113       (2.78%)
                                                                       ============     ============

                                                  As of December 31, 1999
                                      -------------------------------------------------
                                          Amount                          Percentage
                                            of          Market             Increase
                                        Investment      Value             (Decrease)
                                        ----------      -----              --------
Mortgage-Backed Securities             $241,684,039   $236,014,844          (2.35%)
                                       ------------   ------------
Equity Investments/(1)(2)/

 Anthracite Capital, Inc.
    (AHR)                              $ 10,084,268   $ 10,084,268           0.00%

 Capital Automotive REIT
    (CARS)                               25,000,000     21,841,402         (12.63%)

 Chastain Capital
    Corporation (CHAS)                           --             --           0.00%

 Imperial Credit Commercial
    Mortgage Inv. Corp.
    (ICMI)                               10,413,000     10,237,500          (1.69%)

 Prime Retail, Inc. (PRT)                 1,201,317        694,688         (42.17%)

 Prime Retail, Inc., pfd
    (PRT pfd)                             1,454,320      1,151,696         (20.81%)

 Resource Asset Investment
    Trust (RAS)                           5,292,516      3,725,717         (29.60%)

 Encompass Services
  Corporation (ESR)/(4)/                  4,053,180      1,912,594         (52.81%)

 Atlas Pipeline Partners
    (APL)                                        --             --           0.00%
                                       ------------   ------------
  Total Equity Investments             $ 57,498,601   $ 49,647,865         (13.65%)
                                       ------------   ------------         --------
Promissory Notes/(2)/

 Prime Capital Holding, LLC            $  7,000,000   $  7,000,000           N/A

 Prime Retail, L.P.                      20,000,000     20,000,000           N/A
                                       ------------   ------------           ---
  Total Promissory Notes               $ 27,000,000   $ 27,000,000           N/A
                                       ------------   ------------
Cash and Cash Equivalents              $ 13,417,467   $ 13,417,467           N/A
                                       ------------   ------------
Total Investments & Cash
 and Cash Equivalents                  $339,600,107   $326,080,176          (3.98)
                                       ============   ============          ------

(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3)  As of December 31, 1999.
(4)  Formerly Building One Services Corporation (BOSS)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 3/31/00." Actual results could differ significantly from these estimates.

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


                                                                                                      Value at
                                                                                                      3/31/00
                                                                                                      with 100
                                                            Value at 3/31/00                         basis point
                                                             with 100 basis                          decrease in
                                    Value at                 point increase          Percent         interest         Percent
                                  3/31/00/(1)/              in interest rates        Change           rates           Change
                                  ------------              -----------------       ---------    -----------------   ---------
Assets
  Mortgage securities             $211,980,452               $ 203,820,870           (3.85%)     $219,249,717        3.43%
  Other                             77,086,162                  77,086,162                         77,086,162
                                  ------------               ------------                        ------------
     Total Assets                 $289,066,614               $ 280,907,032           (2.82%)     $296,335,879        2.51%
                                  ============               =============                       ============
Liabilities
  Interest rate swap              $   (165,960)              $    (283,797)/(2)/                 $    625,922/(2)/
  Other                            197,978,744                 197,978,744                        197,978,744
                                  ------------               -------------                       ------------
     Total Liabilities            $197,812,784               $ 197,694,947           (0.06%)     $198,604,666        0.40%
                                  ------------               -------------                       ------------
Shareholders' Equity
  Common stock                    $    104,158               $     104,158                       $    104,158
  Paid-in-capital                  194,097,193                 194,097,193                        194,097,193
  Accumulated other
   comprehensive income
   (loss)                         $ (8,022,733)              $ (16,064,478)        (100.24%)       (1,545,350)      80.74%
Retained earnings
    (deficit)                      (21,762,661)                (21,762,661)                       (21,762,661)
Treasury stock                    $(73,162,127)              $ (73,162,127)                       (73,162,127)
                                  ------------               -------------                       ------------
     Total Shareholders'
       Equity                     $ 91,253,830/(2)/          $  83,212,085           (8.81%)     $ 97,731,213        7.10%
                                  ------------               -------------                       ------------
     Total Liabilities and
  Shareholders' Equity            $289,066,614               $ 280,907,032           (2.82%)     $296,335,879        2.51%
                                  ============               =============                       ============

(1)  Includes Accrued Interest.
(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in the company's financial statements is $0. See Note 4 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of March 31, 2000. As of March 31, 2000, interest payments received under the swap agreement were based on an interest rate of 6.11% while interest payments made were based on an interest rate of 5.96%.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of FBR Asset as of March 31, 1999.

                                                      Value at
                                                   March 31, 2000                                 Value at
                                                        with                                  March 31, 2000 with
                                Value at            10% increase             Percent          10% decrease in          Percent
                             March 31, 2000           in price               Change                price               Change
                           ------------------     -------------------       -----------       -------------------     ---------
Assets
 Equity securities             $ 40,296,735            $ 44,326,409         10.00%            $ 36,267,062              -10.00%
 Other                          248,769,879             248,769,879                            248,769,879
                               ------------            ------------                           ------------
   Total Assets                $289,066,614            $293,096,288          1.39%            $285,036,941               -1.39%

Liabilities                    $197,978,744            $197,978,744                           $197,978,744

Shareholders' Equity
 Common stock                  $    104,158            $    104,158                           $    104,158
 Paid-in-capital                194,097,193             194,097,193                            194,097,193
 Accumulated comprehensive
  income (loss)                  (8,188,693)             (4,159,019)        49.21%             (12,218,366)             -49.21%
 Retained earnings
  (deficit)                     (21,762,661)            (21,762,661)                           (21,762,661)
 Treasury stock                 (73,162,127)            (73,162,127)                           (73,162,127)
                               ------------             -----------                            -----------
 Total
 Shareholders'
 Equity                        $ 91,087,870            $ 95,117,544          4.42%            $ 87,058,197               -4.42%

 Total Liabilities and
  Shareholders'
  Equity                       $289,066,614            $293,096,288          1.39%            $285,036,941               -1.39%
                               ============            ============                           ============
Book value per share           $      19.01            $      19.85          4.42%            $      18.17               -4.42%
                               ============            ============                           ============

Except to the extent that FBR Asset sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect FBR Asset's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which FBR Asset invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect FBR Asset's earnings. If FBR Asset had sold all of its equity investments on March 31, 2000, the company would have incurred a loss of approximately $2.6 million which would have been charged to earnings.

Developments Since March 31, 2000

On May 22, 2000 FBR Asset, Prime Capital Holding, LLC and Prime Capital Funding, Inc. signed and agreement to extend the maturity date on the $4.5 million outstanding under the Short-Term Loan and Security Agreement to May 15, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.  Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FBR ASSET INVESTMENT CORPORATION
                              (Registrant)


Date: May 15, 2000     By: /s/ William R. Swanson
                           --------------------------------
                               William R. Swanson
                               Executive Vice President


                           By: /s/ Kurt R. Harrington
                               ----------------------------
                               Kurt R. Harrington
                               Chief Financial Officer, Treasurer and
                               Secretary (Principal Financial and Accounting Officer)