Form 10-Q
period 2000-06-30
FBR ASSET INVESTMENT CORP/VA
filed 2000-08-14
CIK 1073208

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                                      N/A
                                 (former name)

Indicate by checkmark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days:
Yes:   X     No
     -----      -----

As of August 10, 2000, the latest practicable date, there were 4,216,827 shares of FBR Asset Investment Corporation's common stock outstanding.

                        FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                                         Page
                                                                                                                     ---------
ITEM 1 -   Financial Statements and Notes

  Statements of Financial Condition as of June 30, 2000
   (unaudited) and as of December 31, 1999.........................................................................      1

   Statements of Income for the Three and Six Months Ended
   June 30, 2000 and 1999 (unaudited)..............................................................................      2

   Statements of Changes in Shareholders' Equity for the
   Six Months Ended June 30, 2000 (unaudited), and the Years
   Ended December 31, 1999 and 1998................................................................................      4

  Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 1999 (unaudited)..............................................................................      5

  Notes to Financial Statements....................................................................................      6

ITEM 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................................................................      9

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................................     16

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings........................................................................................     19

  Item 2. Changes in Securities and Use of Proceeds................................................................     19

  Item 3. Defaults Upon Senior Securities..........................................................................     19

  Item 4. Submission of Matters to Vote of Security Holders........................................................     19

  Item 5. Other Information........................................................................................     19

  Item 6. Exhibits and Reports on Form 8-K.........................................................................     19

SIGNATURES.........................................................................................................     20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of June 30, 2000 (unaudited) and December 31, 1999*

===========================================================================================================

                                                             As of June 30, 2000   As of December 31, 1999
                                                             --------------------  ------------------------
                                                                 (unaudited)
ASSETS
   Mortgage-backed securities, at fair value                     $193,366,426           $236,014,844
   Cash and cash equivalents                                        6,494,041             13,417,467
   Investments in equity securities, at fair value                 44,278,609             49,647,865
   Notes receivable                                                20,000,000             27,000,000
   Dividends receivable                                               525,785              1,400,897
   Prepaid expenses and other assets                                  303,472                253,516
   Due from custodian                                                      --                806,093
   Interest receivable                                              1,197,086              1,639,778
                                                                 ------------           ------------
    Total assets                                                 $266,165,419           $330,180,460
                                                                 ============           ============

LIABILITIES AND SHAREHOLDER'S EQUITY
   Liabilities:
    Repurchase agreements                                        $175,875,000           $221,714,000
    Interest payable                                                  185,552                487,222
    Dividends payable                                               2,553,436              2,891,368
    Management fees payable                                           297,280                237,167
    Accounts payable and accrued expenses                             106,179                129,677
    Deferred revenue                                                       --                178,305
                                                                 ------------           ------------
    Total liabilities                                             179,017,447            225,637,739
                                                                 ------------           ------------


Shareholders' Equity:
   Preferred stock, par value $.01 per share,
    50,000,000 shares authorized                                 $         --           $         --
   Common stock, par value $.01 per share,
    200,000,000 shares authorized,
    10,415,827 shares issued as of June
    30, 2000, and December 31, 1999, respectively                     104,158                104,158
   Additional paid-in capital                                     194,097,193            194,097,193
   Accumulated other comprehensive loss                            (4,876,341)           (12,982,359)
   Retained deficit                                               (21,585,172)           (15,463,462)
   Treasury stock, at cost, 6,160,100 shares
    And 4,609,491 shares as of June 30,
    2000 and December 31, 1999, respectively                      (80,591,866)           (61,212,809)
                                                                 ------------           ------------
   Total shareholders' equity                                      87,147,972            104,542,721
                                                                 ------------           ------------
      Total liabilities and shareholders' equity                 $266,165,419           $330,180,460
                                                                 ============           ============
===========================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended June 30, 2000 and 1999 (unaudited)*

=====================================================================================================================
                                                                                        Three Months Ended June 30,
                                                                                       -----------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
                                                                                        (unaudited)    (unaudited)
Income:
Interest                                                                                  $4,558,480     $3,819,914
Dividends                                                                                  1,355,641      1,599,349
                                                                                          ----------     ----------
   Total income                                                                            5,914,121      5,419,263

Expenses:
Interest expense                                                                           2,834,635      1,657,654
Management fee expense                                                                       226,174        328,425
Professional fees & other expenses                                                             4,034        241,103
Amortization of stock options issued to manager                                                   --        113,686
                                                                                          ----------     ----------
   Total expenses                                                                          3,064,843      2,340,868
                                                                                          ----------     ----------
Realized (loss) gain on sale of available-for-sale equity securities                         (36,678)       743,353
Realized loss on sale of mortgage-backed securities                                          (25,321)            --
Recognized loss on available-for-sale equity securities                                      (56,354)            --
                                                                                          ----------     ----------
Net income                                                                                $2,730,925     $3,821,748
                                                                                          ==========     ==========

Basic and diluted earnings per share                                                           $0.59          $0.49
                                                                                          ==========     ==========

Weighted-average common and equivalent shares                                              4,643,526      7,769,314
                                                                                          ==========     ==========
=====================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Six Months Ended June 30, 2000 and 1999
(unaudited)*

=====================================================================================================================
                                                                                        Six Months Ended June 30,
                                                                                       ---------------------------
                                                                                            2000          1999
                                                                                        -----------   -----------
                                                                                       (unaudited)    (unaudited)
Income:
Interest                                                                                $10,172,058   $ 7,745,578
Dividends                                                                                 2,065,391     2,838,852
                                                                                        -----------   -----------
   Total income                                                                          12,237,449    10,584,430

Expenses:
Interest expense                                                                          5,807,444     3,382,129
Management fee expense                                                                      583,404       678,706
Professional fees & other expenses                                                          264,411       509,383
Amortization of stock options issued to manager                                                  --       227,373
                                                                                        -----------   -----------
   Total expenses                                                                         6,655,259     4,797,591
                                                                                        -----------   -----------

Realized gain on sale of available-for-sale equity securities, net                          579,207       743,353
Realized gain on sale of mortgage-backed securities, net                                     67,358            --
Recognized loss on available-for-sale equity securities                                  (5,626,022)           --
                                                                                        -----------   -----------
Net income                                                                              $   602,733   $ 6,530,192
                                                                                        ===========   ===========

Basic and diluted earnings per share                                                          $0.12         $0.81
                                                                                        ===========   ===========

Weighted-average common and equivalent shares                                             5,021,065     8,109,353
                                                                                        ===========   ===========
=====================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2000 (unaudited), and the Years Ended December 31, 1999 and 1998

===================================================================================================================================
                                                                                     Additional     Retained
                                                                           Common     Paid in       Earnings       Treasury
                                                                           Stock      Capital       (Deficit)       Stock
                                                                          --------  ------------  -------------  -------------
Balance, December 31, 1997                                                $102,190  $189,528,668  $    135,971             --
                                                                          --------  ------------  ------------   ------------
Issuance of common stock                                                     1,968     3,659,033            --             --
Repurchase of common stock                                                      --            --            --    (24,070,663)
Options issued to manager                                                       --       909,492            --             --
Net income                                                                      --            --     1,588,235             --
Other comprehensive loss
Change in unrealized gain on available-for-sale securities                      --            --            --             --

Comprehensive loss

Dividends                                                                       --            --   (11,149,785)            --
                                                                          --------  ------------  ------------   ------------
Balance, December 31, 1998                                                 104,158   194,097,193    (9,425,579)   (24,070,663)
                                                                          --------  ------------  ------------   ------------
Repurchase of common stock                                                      --            --            --    (37,142,146)
Net income                                                                      --            --     5,142,589             --
Other comprehensive income
Change in unrealized loss on available-for-sale securities                      --            --            --             --

Comprehensive income

Dividends                                                                       --            --   (11,180,472)            --
                                                                          --------  ------------  ------------   ------------
Balance, December 31, 1999                                                 104,158   194,097,193   (15,463,462)   (61,212,809)
                                                                          --------  ------------  ------------   ------------
Repurchase of common stock                                                      --            --            --    (19,379,057)
Net Income                                                                      --            --       602,733             --
Other comprehensive income
Change in unrealized loss on available-for-sale securities                      --            --            --             --

Comprehensive income                                                            --            --            --             --

Dividends                                                                       --            --    (6,724,443)            --
                                                                          --------  ------------  ------------   ------------
Balance, June 30, 2000                                                    $104,158  $194,097,193  $(21,585,172)  $(80,591,866)
                                                                          ========  ============  ============   ============
===================================================================================================================================

===================================================================================================================================
                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive               Comprehensive
                                                                              Income                      Income
                                                                              (Loss)        Total         (Loss)
                                                                          --------------  ---------  ----------------

Balance, December 31, 1997                                                 $         --   $ 189,766,829
                                                                          -------------   -------------
Issuance of common stock                                                             --       3,661,001
Repurchase of common stock                                                           --     (24,070,663)
Options issued to manager                                                            --         909,492
Net income                                                                           --       1,588,235   $ 1,588,235
Other comprehensive loss
Change in unrealized gain on available-for-sale securities                   (9,800,530)     (9,800,530)   (9,800,530)
                                                                                                          -----------
Comprehensive loss                                                                                        $(8,212,295)
                                                                                                          ===========
Dividends                                                                            --     (11,149,785)
                                                                          -------------     -----------
Balance, December 31, 1998                                                   (9,800,530)    150,904,579
                                                                          -------------     -----------
Repurchase of common stock                                                           --     (37,142,146)
Net income                                                                           --       5,142,589   $ 5,142,589
Other comprehensive income
Change in unrealized loss on available-for-sale securities                   (3,181,829)     (3,181,829)   (3,181,829)
                                                                                                          -----------
Comprehensive income                                                                                      $ 1,960,760
                                                                                                          ===========

Dividends                                                                            --     (11,180,472)
                                                                          -------------     -----------
Balance, December 31, 1999                                                  (12,982,359)    104,542,721
                                                                          -------------     -----------
Repurchase of common stock                                                           --     (19,379,057)
Net Income                                                                           --         602,733   $   602,733
Other comprehensive income
Change in unrealized loss on available-for-sale securities                    8,106,018       8,106,018     8,106,018
                                                                                                          -----------
Comprehensive income                                                                 --              --    $8,708.751
                                                                                                          ===========
Dividends                                                                            --      (6,724,443)
                                                                          -------------     -----------
Balance, June 30, 2000                                                     $ (4,876,341)    $87,147,972
                                                                          =============     ===========
===================================================================================================================================

* The accompanying notes are an integral part of these Statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

============================================================================================================================

                                                                                   For the Six Months Ended June 30,
                                                                                  -----------------------------------
                                                                                         2000               1999
                                                                                     ------------       ------------
                                                                                    (unaudited)       (unaudited)
Cash flows from operating activities:
Net income                                                                           $    602,733       $  6,530,192
  Adjustments to reconcile net income to net cash provided by operating
   Activities
  Realized and recognized losses on mortgage backed and available-for-sale
   equity securities                                                                    7,078,039                 --
  Realized gain on sale of mortgage backed and available for sale equity
   securities                                                                          (2,098,582)          (743,353)
  Amortization                                                                              4,717            228,171
  Premium amortization on mortgage-backed securities                                      140,290            385,264
  Changes in operating assets and liabilities:
  Due from custodian                                                                      806,093                 --
  Dividends receivable                                                                    875,112            141,742
  Interest receivable                                                                     442,692          1,011,733
  Prepaid expenses                                                                        (49,956)                --
Management fees payable                                                                    60,113         (1,129,460)
Accounts payable and accrued expenses                                                     (23,499)           (85,485)
  Interest payable                                                                       (301,670)          (129,011)
  Due to custodian                                                                             --         (2,041,230)
Deferred revenue                                                                         (178,306)          (166,397)
                                                                                     ------------       ------------
Net cash provided by operating activities                                               7,357,776          4,002,166
Cash flows from investing activities:
Purchase of mortgage-backed securities                                                (40,921,815)        (9,888,384)
  Investments in equity securities                                                     (1,801,410)        (1,454,320)
  Investments in notes receivable, net of repayments                                    7,000,000          1,847,862
Proceeds from sale of mortgage backed securities                                       69,687,543                 --
Proceeds from sale of available-for-sale equity securities                             12,348,207          6,690,173
Receipt of principal payments on mortgage-backed securities                            11,686,705         16,969,474
                                                                                     ------------       ------------
   Net cash provided by investing activities                                           57,999,230         14,164,805
                                                                                     ------------       ------------
Cash flows from financing activities:
Repurchase of common stock                                                            (19,379,057)       (18,913,675)
Repayments of repurchase agreements, net                                              (45,839,000)       (14,756,000)
Dividends paid                                                                         (7,062,375)        (5,304,929)
                                                                                     ------------       ------------
   Net cash used in financing activities                                              (72,280,432)       (38,974,604)
                                                                                     ------------       ------------
Net decrease in cash and cash equivalents                                              (6,923,426)       (20,807,633)
Cash and cash equivalents, beginning of the period                                     13,417,467         41,144,326
                                                                                     ------------       ------------
Cash and cash equivalents, end of the period                                            6,494,041         20,336,693
                                                                                     ------------       ------------
Supplemental disclosure of non-cash investing activities:
Securities purchased but not settled                                                 $         __       $ 10,000,000
============================================================================================================================

*The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Notes to Financial Statements (unaudited)

Note 1  Basis of Presentation

The financial statements of FBR Asset Investment Corp. ("FBR Asset" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Note 2  Investments in Mortgage-Backed Securities

During the six months ended June 30, 2000, FBR Asset received proceeds of $69.7 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain.

During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss.

The following table summarizes FBR Asset's mortgage-backed securities as of June 30, 2000 and December 31, 1999:


                                                                                               Total Mortgage
June 30, 2000                                       Freddie Mac    Fannie Mae     Ginnie Mae       Assets
--------------------------------------------------  ------------  -------------  ------------  ---------------
Mortgage-backed securities,
 Available-for-sale, principal                      $92,075,103   $ 62,896,042   $42,838,712     $197,809,857

Unamortized premium (discount)                          468,015        763,712       611,676        1,843,403
                                                    -----------   ------------   -----------     ------------

Amortized cost                                       92,543,118     63,659,754    43,450,388      199,653,260
Gross unrealized gains                                   32,629          6,615       __                39,244
Gross unrealized losses                              (3,421,328)    (1,828,894)   (1,075,856)      (6,326,078)
                                                    -----------   ------------   -----------     ------------
Estimated fair value                                $89,154,419   $ 61,837,475   $42,374,532     $193,366,426
                                                    ===========   ============   ===========     ============

                                                                                               Total Mortgage
December 31, 1999                                   Freddie Mac    Fannie Mae    Ginnie Mae        Assets
--------------------------------------------------  -----------   ------------   -----------   --------------
Mortgage-backed securities,
 Available-for-sale, principal                      $79,490,738   $107,859,276   $54,517,427     $241,867,441

Unamortized premium (discount)                          359,594     (1,190,013)      829,206           (1,213)
                                                    -----------   ------------   -----------     ------------
Amortized cost                                       79,850,332    106,669,263    55,346,633      241,866,228
Gross unrealized losses                              (2,797,261)    (2,196,860)     (857,263)      (5,851,384)
                                                    -----------   ------------   -----------     ------------
Estimated fair value                                $77,053,071   $104,472,403   $54,489,370     $236,014,844
                                                    ===========   ============   ===========     ============

Note 3   Repurchase Agreements

At June 30, 2000, FBR Asset had $175.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.66% as of the end of the period and a remaining weighted-average term to maturity of 14 days. At June 30, 2000, mortgage-backed securities pledged against repurchase agreements had an estimated fair value of $180.3 million. At June 30, 2000, the repurchase agreements had remaining maturities of between 3 and 28 days.

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

Note 4   Interest Rate Swaps

At June 30, 2000 and December 31, 1999, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $582,388 and $468,422 at June 30, 2000, and December 31, 1999, respectively. FBR Asset accounts for this interest rate swap as a hedge and accordingly, its fair value has not been recorded in the financial statements.

Note 5   Notes Receivable

As of June 30, 2000 and December 31, 1999, FBR Asset held a $20 million note from Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail") bearing interest at a rate of 15% per annum. The Prime Retail note matured June 30, 2000, but the maturity date was extended to August 14, 2000 with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail note is secured by 49.9% equity interests in four subsidiaries of Prime Retail, L.P. and by a 100% equity interest in another subsidiary of Prime Retail, L.P., each of which subsidiaries owns commercial real estate subject to mortgage debt.

Note 6   Comprehensive Income

Comprehensive income is a financial reporting methodology that includes certain financial information that historically has not been recognized in the calculation of net income. FBR Asset's only component of other comprehensive income is the net unrealized loss on investments classified as available-for-sale.

Note 7   Income Taxes

FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as FBR Asset believes it has met the requirements, for all periods presented.

Note 8   Recent Accounting Pronouncements

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

Note 9   Shareholders' Equity

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24.1 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. Between December 31, 1998, and December 31, 1999, FBR Asset repurchased an additional 2,737,191 shares of its common stock for a cost of $37.1 million or $13.57 average cost per share. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. Between January 1, 2000, and June 30, 2000, FBR Asset repurchased 1,550,609 shares of its common stock for a cost of $19.4 million or $12.50 average cost per share.

FBR Asset had outstanding, as of June 30, 2000 and December 31, 1999, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Note 10  Equity Investments

At June 30, 2000, FBR Asset's equity investments had an aggregate cost basis of $42.9 million, a fair value of $44.3 million, unrealized gains of $1.8 million and unrealized losses of $0.4 million.

As of December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, fair value of $49.6 million and unrealized losses of $7.9 million.

                                                                   Amount of     Market Value at   Market Value at
Equity Investments                                               Investment(1)    June 30, 2000   December 31, 1999

Anthracite Capital, Inc........................................  $10,084,268         $11,270,653        $10,084,268
Capital Automotive REIT........................................   25,000,000          25,313,624         21,841,402
Chastain Capital Corporation...................................           --                  --                 --
Imperial Credit Commercial Mortgage Inv. Corp..................           --                  --         10,237,500
Prime Retail, Inc..............................................      270,156             156,304            694,688
Prime Retail, Inc., pfd........................................    1,038,800             720,339          1,151,696
Resource Asset Investment Trust................................    3,704,181           3,790,325          3,725,717
Encompass Services Corporation.................................      969,301             969,301          1,912,594
Atlas Pipeline Partners........................................    1,801,410           2,058,063                 --
                                                                 -----------         -----------        -----------
   Total.......................................................  $42,868,116         $44,278,609        $49,647,865
                                                                 ===========         ===========        ===========

(1)        As of June 30, 2000.

Note 11  Subsequent Events

On July 17, 2000, FBR Asset extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital"), pursuant to a Sixty-Day Loan and Security Agreement. The note bears interest at a rate of 18% per annum and is secured by a pledge of two mortgage notes owned by Prime Capital, with an aggregate principal balance of approximately $11.25 million, both of which notes are secured by deeds of trust on the same commercial property. This note is due in full on September 17, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "plans," "anticipates," "expects" and words of similar import. Such forward-looking statements related to future events and the future financial performance of FBR Asset, involve known and unknown risk, uncertainties and other factors which may cause the actual results, or performance and achievements of FBR Asset to be materially different from the results or achievements expressed or implied by such forward-looking statements. FBR Asset is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

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

As of June 30, 2000, FBR Asset had:

   . mortgage-backed securities totaling $193.4 million, which were financed with repurchase agreements totaling $175.9 million;

   . investments in equity and debt securities of 6 companies with an original total cost basis of $42.9 million and a total market value of $44.3 million; and

   .  a loan to 1 company totaling $20.0 million.

A summary of FBR Asset's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the three-month periods ended June 30, 2000 and 1999.

Net Income

FBR Asset had net income for the three months ended June 30, 2000 of $2.7 million, or $0.59 per share, compared to net income of $3.8 million or $0.49 per share for the corresponding period in 1999. The decrease in net income is primarily attributable to a $1.2 million increase in interest expenses on FBR Asset's repurchase agreements, quarter over quarter.

For the three months ended June 30, 2000, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.43%. As of June 30, 2000, FBR Asset had investments in 38 mortgage-backed securities. For the three months ended June 30, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.21%. As of June 30, 1999, FBR Asset had investments in 33 mortgage-backed securities.

FBR Asset's interest income and dividend income increased to $5.9 million for the three months ended June 30, 2000 from $5.4 million for the three months ended June 30, 1999. This 9.3% increase is primarily attributable to an increase in FBR Asset's investment in mortgage-backed securities during the fourth quarter of 1999, thereby increasing the amount of interest income generated by the company's mortgage-backed security portfolio.

For the three months ended June 30, 2000, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 14.77%, compared to 11.10% for the three months ended June 30, 1999. The average annual yield on all investments increased to 8.29% from 7.89%.The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of higher yielding mortgage backed securities.

FBR Asset incurred interest expense of $2.8 million for the three months ended June 30, 2000. This represents 90.3% of the total expenses for the period. FBR Asset incurred interest expense of $1.7 million for the three months ended June 30,1999. This represents 73.9% of the total expenses for the period. This 64.7% increase in interest expense reflects the 45.9% increase in weighted average borrowings under repurchase agreements to $181.1 million from $124.1 million and a corresponding increase in the borrowing rate for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Management fees for the three months ended June 30, 2000, were $226,174 compared to $328,425 for the three months ended June 30, 1999. The decrease is due to an increase in FBR Asset's investment in mortgage-backed securities in 1999, and a corresponding reduction in FBR Asset's cash account. The management fee FBR Asset pays is greater for cash than for mortgage-backed securities.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $4,034 for the three months ended June 30, 2000, and $241,103 for the three months ended June 30, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of FBR Asset's stock.


The following discussion sets forth the significant components of FBR Asset's net income for the six-month periods ended June 30, 2000 and 1999.

Net Income

FBR Asset had net income for the six months ended June 30, 2000 of $602,733, or $0.12 per share, compared to net income of $6.5 million or $0.81 per share for the corresponding period in 1999. The decrease in net income is primarily attributable to a charge against income of $5.6 million, most of which was recorded in the first quarter of 2000, to reflect the decline in value of four of the company's available-for-sale equity investments.

For the six months ended June 30, 2000, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.48%. For the six months ended June 30, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.25%.

FBR Asset's interest income and dividend income increased to $12.2 million for the six months ended June 30, 2000 from $10.6 million for the six months ended June 30, 1999. This 15.1% increase is primarily attributable to an increase in FBR Asset's investment in mortgage-backed securities during the fourth quarter of 1999.

For the six months ended June 30, 2000, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 12.80%, compared to 9.88% for the six months ended June 30, 1999. The average annual yield on all investments increased to 8.00% from 7.46%.The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of higher yielding mortgage backed securities.

FBR Asset incurred interest expense of $5.8 million for the six months ended June 30, 2000. This represents 86.6% of the total expenses for the period. FBR Asset incurred interest expense of $3.4 million for the six months ended June 30,1999. This represents 70.8% of the total expenses for the year. This 70.5% increase reflects the 53.7% increase in weighted average borrowings under repurchase agreements to $194.6 million from $126.6 million.

Management fees for the six months ended June 30, 2000, were $583,404 compared to $678,706 for the six months ended June 30, 1999. The decrease is due to an increase in FBR Asset's investment in mortgage-backed securities in 1999, and a corresponding reduction in FBR Asset's cash account. The management fee FBR Asset pays is greater for cash than for mortgage-backed securities.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $264,411 for the six months ended June 30, 2000, and $509,383 for the six months ended June 30, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of FBR Asset's stock.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three and six months ended June 30, 2000 and 1999. Information is based on daily average balances during the period.

                                                          Three Months Ended June 30, 2000
                                                    --------------------------------------------
                                                                                      Weighted
                                                                         Weighted     Average
                                                    Interest/Dividend    Average     Annualized
                                                         Income          Balance       Yield
                                                    -----------------  ------------  -----------
Mortgage securities available for sale                     $3,386,363  $211,154,403        6.43%
Investment in equity securities and
 promissory notes/(1)/                                      2,391,581    64,945,093       14.77%

Cash and cash equivalents                                     136,177    10,086,300        5.42%
                                                           ----------  ------------       -----
    Total/(3)/                                             $5,914,121  $286,185,796        8.29%
                                                           ==========  ============       =====

                                                                  Three Months Ended June 30, 1999
                                                            --------------------------------------------
                                                                                              Weighted
                                                                                 Weighted     Average
                                                            Interest/Dividend    Average    Annualized
                                                                 Income          Balance      Yield
                                                            -----------------  -----------  ------------
Mortgage securities available for sale                         $2,278,902     $147,306,489      6.21%
Investment in equity securities
  and promissory notes/(2)/                                     2,860,853      103,423,287     11.10%
Cash and cash equivalents                                         279,508       24,887,653      4.50%
                                                               ----------     ------------     -----
    Total/(3)/                                                 $5,419,263     $275,617,429      7.89%
                                                               ==========     ============     =====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC and Prime Retail, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., Kennedy Wilson Inc., and Brookdale Living Communities, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(3) FBR Asset accrues dividend income based on declared dividends for the periods presented.

                                                                         Six Months Ended June 30, 2000
                                                                  --------------------------------------------
                                                                                                    Weighted
                                                                                       Weighted     Average
                                                                  Interest/Dividend    Average    Annualized
                                                                       Income          Balance       Yield
                                                                  -----------------  -----------  ------------
Mortgage securities available for sale                              $ 7,214,051     $223,120,340      6.48%
Investment in equity securities and
 promissory notes/(1)/                                                4,752,578       74,502,397     12.80%

Cash and cash equivalents                                               270,820        9,178,834      5.92%
                                                                    -----------     ------------     -----
    Total/(3)/                                                      $12,237,449     $306,801,571      8.00%
                                                                    ===========     ============      =====

                                                                         Six Months Ended June 30, 1999
                                                                  --------------------------------------------
                                                                                                    Weighted
                                                                                       Weighted      Average
                                                                  Interest/Dividend    Average     Annualized
                                                                       Income          Balance        Yield
                                                                  -----------------  ------------  -----------
Mortgage securities available for sale                              $ 4,701,607      $151,662,859      6.25%
Investment in equity securities
  and promissory notes/(2)/                                           5,267,293       107,497,152      9.88%
Cash and cash equivalents                                               615,530        26,767,566      4.64%
                                                                    -----------      ------------      ----
    Total/(3)/                                                      $10,584,430      $285,927,577      7.46%
                                                                    ===========      ============      ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC and Prime Retail, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., Kennedy Wilson Inc., and Brookdale Living Communities, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(3) FBR Asset accrues dividend income based on declared dividends for the periods presented.

Interest Expense

The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable and receivable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                                               Weighted       Weighted
                                                                Interest        Average        Average
                                                                Expense         Balance        Expense
                                                               ----------  -----------------  ---------
Three Months Ended
 June 30, 2000                                                 $2,834,635  $181,101,846/(1)/    6.28%

Three Months Ended
 June 30, 1999                                                 $1,657,654  $124,097,582/(2)/    5.36%


                                                                               Weighted       Weighted
                                                                Interest        Average        Average
                                                                Expense         Balance        Expense
                                                               ----------  -----------------  ---------
Six Months Ended
 June 30, 2000                                                 $5,807,444  $194,564,286/(1)/    5.99%

Six Months Ended
 June 30, 1999                                                 $3,382,129  $126,557,757/(2)/    5.39%

(1) At June 30, 2000, FBR Asset had $175,875,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 14 days.

(2) At June 30, 1999, FBR Asset had $113,794,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 19 days.

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

FBR Asset held mortgage-backed securities of $193.4 million as of June 30, 2000. FBR Asset held mortgage-backed securities of $140.9 million on June 30, 1999. At December 31, 1999, FBR Asset held mortgage-backed securities equal to $236.0 million.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At June 30, 2000, the amount of unamortized premium, net of discounts recorded in FBR Asset's statement of financial condition was $1.8 million. At December 31, 1999, the amount of unamortized discount, net of premiums recorded in FBR Asset's statement of financial condition was $1,213.

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

FBR Asset received mortgage principal repayments equal to $11.7 million for the six months ended June 30, 2000. FBR Asset received mortgage principal repayments equal to $30.4 million for the year ended December 31, 1999.

At June 30, 2000, $1.4 million of net unrealized gains on equity securities and $6.3 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. At December 31, 1999, $8.1 million of net unrealized losses on equity securities and $4.9 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. See "Shareholders' Equity" elsewhere in "Management's Discussion and Analysis" and Note 9 of Notes to Financial Statements for further discussion.

Repurchase Agreements

To date, FBR Asset's debt has consisted mainly of borrowings collateralized by a pledge of most of FBR Asset's mortgage-backed securities. FBR Asset has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with FBR Asset's financing objectives.

FBR Asset had $175.9 million outstanding under repurchase agreements with several financial institutions on June 30, 2000. FBR Asset had $221.7 million outstanding under repurchase agreements on December 31, 1999. At June 30, 2000, the ratio of the amounts due under repurchase agreement to shareholder's equity was 2.02 to 1.

At June 30, 2000, the term to maturity of FBR Asset's borrowings had been limited to 60 days with a weighted average remaining maturity of 14 days and a weighted average cost of funds on outstanding borrowings of 6.66%.

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

Capital Resources and Liquidity

Liquidity is a measurement of FBR Asset's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage- backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided FBR Asset with sufficient funding for its investment needs. Potential future sources of liquidity for FBR Asset include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. FBR Asset believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. FBR Asset may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that FBR Asset will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should FBR Asset's needs ever exceed these sources of liquidity, management believes FBR Asset's mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

For the six months ended June 30, 2000, FBR Asset's operating activities resulted in net cash flows of $7.4 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the six months ended June 30, 1999, FBR Asset's operating activities provided net cash flows of $4.0 million.

For the six months ended June 30, 2000, FBR Asset's investing activities resulted in net cash provided of $58.0 million compared to net cash provided for the six months ended June 30, 1999, of $14.2 million. The increase is primarily attributable to proceeds from the sale of mortgage-backed securities.

For the six months ended June 30, 2000, net cash used in FBR Asset's financing activities was $72.3 million compared to net cash used for the six months ended June 30, 1999, of $39.0 million. The increase in cash used in financing activities is primarily attributable to the repayment of amounts due under repurchase agreements.

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

As of June 30, 2000, the value of the equity securities in FBR Asset's portfolio had increased from the adjusted cost basis of $42.9 million to $44.3 million. As of December 31, 1999, the value of the equity securities in FBR Asset's portfolio had declined from the adjusted cost basis of $57.5 million to $49.6 million. Increases and declines are generally recorded as accumulated other comprehensive income or loss in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If FBR Asset determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the six months ended June 30, 2000, FBR Asset recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s common and preferred stock, Encompass Service Corporation, and Resource Asset Investment Trust of $5.6 million. For the year ended December 31, 1999, FBR Asset recorded a charge to reflect the decline in value of its investment in Anthracite Capital, Inc. and Imperial Credit Commercial Mortgage Investment Corporation of $10.9 million which FBR Asset determined was other than temporary.

In June 1998, FBR Asset's Board of Directors authorized a program to repurchase up to 2,000,000 shares of FBR Asset's common stock. On March 30, 1999, FBR Asset's Board authorized the repurchase of up to 2,000,000 additional shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. Between September 1998 and June 30, 2000, FBR Asset repurchased 6,160,100 shares of its common stock for $80.6 million or $13.08 average cost per share.

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

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes FBR Asset's investments as of June 30, 2000, and December 31, 1999.

                                                                                   As of June 30, 2000
                                                                               --------------------------
                                                                                  Amount                      Percentage
                                                      Shares       Percent          Of          Market         Increase
                                                    Owned/(3)/  Ownership/(3    Investment      Value         (Decrease)
                                                    ----------  -------------  ------------  ------------    ------------

Mortgage-Backed Securities                                 N/A           N/A   $199,653,260  $193,366,426       (3.15%)
                                                                               ------------  ------------
Equity Investments/(1)(2)/
Anthracite Capital, Inc.
 (AHR)                                               1,581,846          7.55%  $ 10,084,268  $ 11,270,653       11.76%
Capital Automotive REIT
 (CARS)                                              1,792,115          8.65%    25,000,000    25,313,624        1.25%
Chastain Capital
 Corporation (CHAS)                                    700,000          9.53%            --            --        0.00%
Imperial Credit Commercial
 Mortgage Inv. Corp.
 (ICMI)                                                900,000          3.16%            --            --        0.00%
Prime Retail, Inc. (PRT)                               123,500          0.28%       270,156       156,304      (42.14%)
Prime Retail, Inc., pfd
 (PRT pfd)                                              78,400          0.18%     1,038,800       720,339      (30.66%)
Resource Asset Investment
 Trust (RAS)                                           344,575          5.56%     3,704,181     3,790,325        2.33%
Encompass Services
 Corporation (ESR)/(4)/                                168,574          0.27%       969,301       969,301        0.00%
Atlas Pipeline Partners
 (APL)                                                 149,000          4.74%     1,801,410     2,058,063       14.25%
                                                                               ------------  ------------      ------
     Total Equity Investments                                                  $ 42,868,116  $ 44,278,609        3.29%
                                                                               ------------  ------------      ------
Promissory Notes/(2)/
Prime Capital Holding,
 LLC                                                       N/A           N/A             --            --         N/A
Prime Retail, L.P.                                         N/A           N/A     20,000,000    20,000,000         N/A
                                                                               ------------  ------------
  Total Promissory Notes                                                       $ 20,000,000  $ 20,000,070         N/A
                                                                               ------------  ------------
Cash and Cash Equivalents                                  N/A           N/A   $  6,494,041  $  6,494,041         N/A
                                                                               ------------  ------------
Total Investments & Cash
 and Cash Equivalents                                                          $269,015,417  $264,139,076       (1.81%)
                                                                               ============  ============

                                                          As of December 31, 1999
                                                         ------------------------
                                                   Amount                       Percentage
                                                     of          Market          Increase
                                                 Investment      Value          (Decrease)
                                                ------------  ------------     ------------

Mortgage-Backed Securities                      $241,684,039  $236,014,844       (2.35%)
                                                ------------  ------------
Equity Investments/(1)(2)/
Anthracite Capital, Inc.
 (AHR)                                          $ 10,084,268  $ 10,084,268        0.00%
Capital Automotive REIT
 (CARS)                                           25,000,000    21,841,402      (12.63%)
Chastain Capital
 Corporation (CHAS)                                       --            --        0.00%
Imperial Credit Commercial
 Mortgage Inv. Corp.
 (ICMI)                                           10,413,000    10,237,500       (1.69%)
Prime Retail, Inc. (PRT)                           1,201,317       694,688      (42.17%)
Prime Retail, Inc., pfd
 (PRT pfd)                                         1,454,320     1,151,696      (20.81%)
Resource Asset Investment
 Trust (RAS)                                       5,292,516     3,725,717      (29.60%)
Encompass Services
 Corporation (ESR)/(4)/                            4,053,180     1,912,594      (52.81%)
Atlas Pipeline Partners
 (APL)                                                    --            --        0.00%
                                                ------------  ------------
     Total Equity Investments                   $ 57,498,601  $ 49,647,865      (13,65%)
                                                ------------  ------------      ------
Promissory Notes/(2)/
Prime Capital Holding,
 LLC                                            $  7,000,000  $  7,000,000         N/A
Prime Retail, L.P.                                20,000,000    20,000,000         N/A
                                                ------------  ------------      ------
  Total Promissory Notes                        $ 27,000,000  $ 27,000,000         N/A
                                                ------------  ------------
Cash and Cash Equivalents                       $ 13,417,467  $ 13,417,467         N/A
                                                ------------  ------------
Total Investments & Cash
 and Cash Equivalents                           $339,600,107  $326,080,176       (3.98)
                                                ============  ============      ------


(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3)  As of March 31, 2000.
(4)  Formerly Building One Services Corporation (BOSS)

FBR ASSET INVESTMENT CORPORATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 6/30/00." Actual results could differ significantly from these estimates.

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



                                                                                                      Value at
                                                                                                       6/30/00
                                                                                                      with 100
                                                             Value at 6/30/00                        basis point
                                                              with 100 basis                         decrease in
                                          Value at            point increase         Percent          interest       Percent
                                           6/30/00/(1)/      in interest rates       Change            rates         Change
                                       ----------------      -----------------       -------      ----------------   -------
Assets
 Mortgage securities                   $    193,366,426        $   186,928,005        (3.33%)      $   200,687,765      3.79%
 Other                                       72,798,993             72,798,993                          72,798,993
                                       ----------------        ---------------                     ---------------
  Total Assets                         $    266,165,419        $   259,726,998        (2.42%)      $   273,486,758      2.75%
                                       ================        ===============                     ===============
Liabilities
 Interest rate swap                    $       (582,388)       $      (919,958)/(2)/              $       (237,684)/(2)/
 Other                                      179,017,447            179,017,447                         179,017,447
                                       ----------------        ---------------                     ---------------
  Total Liabilities                    $    178,435,059        $   178,097,489        (0.19%)      $   178,779,763      0.19%
                                       ----------------        ---------------                     ---------------
Shareholders' Equity
 Common stock                          $        104,158        $       104,158                     $       104,158
 Paid-in-capital                            194,097,193            194,097,193                         194,097,193
 Accumulated other
  comprehensive income (loss)          $     (4,293,953)       $   (10,394,804)     (142.08%)            2,682,682    162.48%
Retained deficit                            (24,585,172)           (21,585,172)                        (21,585,172)
Treasury stock                         $    (80,591,866)       $   (80,591,866)                        (80,591,866)
                                       ----------------        ---------------                     ---------------
  Total Shareholders' Equity           $     87,730,360/(2)/   $    81,629,509        (6.95%)      $    94,706,995      7.95%
                                       ----------------        ---------------                     ---------------
  Total Liabilities and
 Shareholders' Equity                  $    266,165,419        $   259,726,998        (2.42%)      $   273,486,758      2.75%
                                       ================        ===============                     ===============

(1)  Includes Accrued Interest.
(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in the company's financial statements is $0. See Note 4 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of June 30, 2000. As of June 30, 2000, interest payments received under the swap agreement were based on an interest rate of 6.87% while interest payments made were based on an interest rate of 5.96%.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of FBR Asset as of June 30, 2000.


                                                              Value at                       Value at
                                                         June 30, 2000 with             June 30, 2000 with
                                            Value at        10% increase      Percent      10% decrease      Percent
                                         June 30, 2000        in price         Change        in price         Change
                                         --------------  -------------------  --------  -------------------  --------
Assets
 Equity securities                        $ 44,278,609         $ 48,706,470     10.00%        $ 39,850,748    -10.00%
 Other                                     221,886,810          221,886,810                    221,886,810
                                          ------------         ------------                   ------------
  Total Assets                            $266,165,419         $270,593,280      1.66%        $261,737,558     -1.66%

Liabilities                               $179,017,447         $179,017,447                   $179,017,447

Shareholders' Equity
 Common stock                             $    104,158         $    104,158                   $    104,158
  Paid-in-capital                          194,097,193          194,097,193                    194,097,193
 Accumulated comprehensive
  Loss                                      (4,876,341)            (448,480)    90.80%          (9,304,202)   -90.80%
 Retained deficit                          (21,585,172)         (21,585,172)                   (21,585,172)
 Treasury stock                            (80,591,866)         (80,591,866)                   (80,591,866)
                                          ------------         ------------                   ------------

 Total
 Shareholders' Equity                     $ 87,147,972         $ 91,575,833      5.08%        $ 82,720,111     -5.08%

 Total Liabilities and Shareholders'
  Equity                                  $266,165,419         $270,593,280      1.66%        $261,737,558     -1.66%
                                          ============         ============                   ============
Book value per share                            $20.48               $21.52      5.08%              $19.44     -5.08%
                                          ============         ============                   ============

Except to the extent that FBR Asset sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect FBR Asset's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which FBR Asset invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect FBR Asset's earnings. If FBR Asset had sold all of its equity investments on June 30, 2000, the company would have realized a gain of approximately $1.4 million which would have been included in earnings.

Developments Since June 30, 2000

On July 17, 2000, FBR Asset extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital"), pursuant to a Sixty-Day Loan and Security Agreement. The note bears interest at a rate of 18% per annum and is secured by a pledge of two mortgage notes owned by Prime Capital, with an aggregate principal balance of approximately $11.25 million, both of which notes are secured by deeds of trust on the same commercial property. This note is due in full on September 17, 2000.

                        FBR ASSET INVESTMENT CORPORATION
                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The Company held its Annual meeting of Shareholders on June 15, 2000, at which shareholders took the following actions:

1.  The election of five directors nominated to serve until the next Annual
    Meeting
2. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000

       The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 4,288,758 votes were received for this item

                                   For             Against          Abstain
                                ----------        ---------         -------
       Emanuel J. Friedman      4,287,258           ---             1,500
       Eric F. Billings         4,287,258           ---             1,500
       Stephen D. Harlan        4,287,258           ---             1,500
       Russell C. Lindner       4,287,258           ---             1,500
       William R. Swanson       4,287,258           ---             1,500


2. Ratification of the Appointment of Arthur Andersen LLP: A total of 4,288,758 votes were received for this item.

                                For           Against          Abstain
                             ---------     -------------     -----------

                             4,287,258       1,500               ---


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

                                        FBR ASSET INVESTMENT CORPORATION
                                        (Registrant)


Date: August 14, 2000         By: /s/ Kurt R. Harrington
                                  -------------------------------------
                                  Kurt R. Harrington
                                  Chief Financial Officer and Treasurer/
                                  Principal Financial and Accounting Officer