Form 10-Q
period 2000-09-30
FBR ASSET INVESTMENT CORP/VA
filed 2000-11-14
CIK 1073208

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ]  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
                               ----------    ----------

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

As of November 10, 2000, the latest practicable date, there were 3,995,627 shares of FBR Asset Investment Corporation's common stock outstanding.

================================================================================

                       FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                               Page
                                                                            ---------
PART I.    FINANCIAL INFORMATION

ITEM 1  -  Financial Statements and Notes

   Statements of Financial Condition as of September 30, 2000
    (unaudited) and as of December 31, 1999...............................          1

   Statements of Income for the Three and Nine Months Ended
    September 30, 2000 and 1999 (unaudited)...............................          2

   Statements of Changes in Shareholders' Equity for the
    Nine Months Ended September 30, 2000 (unaudited), and the Year
    Ended December 31, 1999...............................................          4

  Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999 (unaudited)...............................          5

  Notes to Financial Statements...........................................          6

ITEM 2  -  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................          9

ITEM 3  -  Quantitative and Qualitative Disclosures About Market Risk.....         18

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................         21

  Item 2.  Changes in Securities and Use of Proceeds......................         21

  Item 3.  Defaults Upon Senior Securities................................         21

  Item 4.  Submission of Matters to Vote of Security Holders..............         21

  Item 5.  Other Information..............................................         21

  Item 6.  Exhibits and Reports on Form 8-K...............................         21

SIGNATURES................................................................         22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of September 30, 2000 (unaudited) and December 31, 1999 *
================================================================================

                                                           As of September 30, 2000   As of December 31, 1999
                                                           -------------------------  ------------------------
                                                                  (unaudited)
ASSETS
    Mortgage-backed securities, at fair value                          $158,218,701              $236,014,844
    Cash and cash equivalents                                             4,864,317                13,417,467
    Investments in equity securities, at fair value                      42,598,892                49,647,865
    Notes receivable                                                     24,000,000                27,000,000
    Dividends receivable                                                    525,450                 1,400,897
    Prepaid expenses and other assets                                       180,560                   253,516
    Due from custodian                                                           --                   806,093
    Interest receivable                                                   1,263,426                 1,639,778
                                                                       ------------              ------------
        Total assets                                                   $231,651,346              $330,180,460
                                                                       ============              ============

LIABILITIES AND SHAREHOLDER'S EQUITY
  Liabilities:
    Repurchase agreements                                              $139,938,000              $221,714,000
    Interest payable                                                      1,475,541                   487,222
    Dividends payable                                                     2,423,296                 2,891,368
    Management fees payable                                                 290,128                   237,167
    Accounts payable and accrued expenses                                   168,166                   129,677
    Deferred revenue                                                             --                   178,305
                                                                       ------------              ------------
        Total liabilities                                               144,295,131               225,637,739
                                                                       ------------              ------------


Shareholders' Equity:
    Preferred stock, par value $.01 per share,
      50,000,000 shares authorized                                     $         --              $         --
    Common stock, par value $.01 per share,
      200,000,000 shares authorized,
      10,415,827 shares issued as of September 30,
      2000, and December 31, 1999, respectively                             104,158                   104,158
    Additional paid-in capital                                          194,097,193               194,097,193
    Accumulated other comprehensive loss                                 (1,390,268)              (12,982,359)
    Retained deficit                                                    (21,612,070)              (15,463,462)
    Treasury stock, at cost, 6,377,000 shares
      and 4,609,491 shares as of September 30,
      2000 and December 31, 1999, respectively                          (83,842,798)              (61,212,809)
                                                                       ------------              ------------
        Total shareholders' equity                                       87,356,215               104,542,721
                                                                       ------------              ------------
          Total liabilities and shareholders' equity                   $231,651,346              $330,180,460
                                                                       ============              ============

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended September 30, 2000 and 1999 (unaudited)*
================================================================================

                                                                    Three Months Ended September 30,
                                                                   ----------------------------------
                                                                         2000              1999
                                                                       ----------        ----------
                                                                      (unaudited)       (unaudited)
Income:
Interest                                                               $4,211,836        $2,909,012
Dividends                                                               1,381,898         1,694,354
                                                                       ----------        ----------
    Total income                                                        5,593,734         4,603,366

Expenses:
Interest expense                                                        2,820,747         1,539,401
Management fee expense                                                    242,145           296,546
Professional fees & other expenses                                        191,542           248,844
Amortization of stock options issued to manager                                --           113,687
                                                                       ----------        ----------
    Total expenses                                                      3,254,434         2,198,478
                                                                       ----------        ----------
Realized gain on sale of available-for-sale equity securities,
   net                                                                     57,098           330,724
                                                                       ----------        ----------
Net income                                                             $2,396,398        $2,735,612
                                                                       ==========        ==========

Basic and diluted earnings per share                                        $0.58             $0.38
                                                                       ==========        ==========

Weighted-average common and equivalent shares                           4,157,662         7,111,727
                                                                       ==========        ==========

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Nine Months Ended September 30, 2000 and 1999 (unaudited)*
================================================================================

                                                                          Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                                2000             1999
                                                                            -----------      -----------
                                                                            (unaudited)      (unaudited)
Income:
Interest                                                                    $14,383,894      $10,654,590
Dividends                                                                     3,447,289        4,533,206
                                                                            -----------      -----------
    Total income                                                             17,831,183       15,187,796

Expenses:
Interest expense                                                              8,628,191        4,921,530
Management fee expense                                                          825,549          975,252
Professional fees & other expenses                                              455,953          758,227
Amortization of stock options issued to manager                                      --          341,060
                                                                            -----------      -----------
    Total expenses                                                            9,909,693        6,996,069
                                                                            -----------      -----------

Realized gain on sale of available-for-sale equity securities, net              636,305        1,074,077
Realized gain on sale of mortgage-backed securities, net                         67,358               --
Recognized loss on available-for-sale equity securities                      (5,626,022)              --
                                                                            -----------      -----------
Net income                                                                  $ 2,999,131      $ 9,265,804
                                                                            ===========      ===========

Basic and diluted earnings per share                                        $      0.63      $      1.19
                                                                            ===========      ===========

Weighted-average common and equivalent shares                                 4,731,163        7,773,157
                                                                            ===========      ===========

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2000 (unaudited) and the Year Ended December 31, 1999
================================================================================

                                                                                       Accumulated
                                                                                          Other
                                          Additional      Retained                    Comprehensive                  Comprehensive
                               Common      Paid in        Earnings       Treasury        Income                         Income
                                Stock      Capital        (Deficit)        Stock         (Loss)          Total          (Loss)
                               -------   ------------   ------------   ------------   -------------   ------------   -------------
Balance, December 31, 1998     104,158   $194,097,193   $ (9,425,579)  $(24,070,663)  $ (9,800,530)   $150,904,579
                               -------   ------------   ------------   ------------   ------------    ------------
  Repurchase of common stock        --             --             --    (37,142,146)            --     (37,142,146)
  Net income                        --             --      5,142,589             --             --       5,142,589    $ 5,142,589
  Other comprehensive income
  Change in unrealized loss
   on available-for-sale
   securities                       --             --             --             --     (3,181,829)     (3,181,829)    (3,181,829)
                                                                                                                      -----------
  Comprehensive income                                                                                                $ 1,960,760
                                                                                                                      ===========
  Dividends                         --             --    (11,180,472)            --             --     (11,180,472)
                               -------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999     104,158    194,097,193    (15,463,462)   (61,212,809)   (12,982,359)    104,542,721
                               -------   ------------   ------------   ------------   ------------    ------------
  Repurchase of common stock        --             --             --    (22,629,989)            --     (22,629,989)
  Net Income                        --             --      2,999,131             --             --       2,999,131    $ 2,999,131
  Other comprehensive income
  Change in unrealized loss
   on available-for-sale
   securities                       --             --             --             --     11,592,091      11,592,091     11,592,091
                                                                                                                      -----------
  Comprehensive income              --             --             --             --             --              --    $14,591.222
                                                                                                                      ===========
  Dividends                         --             --     (9,147,739)            --             --      (9,147,739)
                               -------   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2000    104,158   $194,097,193   $(21,612,070)  $(83,842,798)  $ (1,390,268)   $ 87,356,215
                               =======   ============   ============   ============   ============    ============

================================================================================
* The accompanying notes are an integral part of these Statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999
================================================================================

                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                        2000                  1999
                                                                    -------------         ------------
                                                                     (unaudited)          (unaudited)
Cash flows from operating activities:
Net income                                                          $   2,999,131         $  9,265,804
  Adjustments to reconcile net income to net cash provided
   by operating activities
  Realized and recognized losses (gains) on mortgage backed
   and available for sale equity securities                             4,922,359           (1,074,077)
  Amortization                                                              4,717              342,257
  Premium amortization on mortgage-backed securities                      206,897              552,258
  Changes in operating assets and liabilities:
  Due from custodian                                                      806,093                   --
  Dividends receivable                                                    875,447               64,658
  Interest receivable                                                     376,352            1,132,159
  Prepaid expenses                                                         72,956             (271,713)
Management fees payable                                                    52,961           (1,145,174)
Accounts payable and accrued expenses                                      38,490              (25,257)
  Interest payable                                                        988,319              612,406
  Due to custodian                                                             --           (2,041,230)
  Due to broker                                                                --            5,496,189
  Deferred revenue                                                       (178,306)             115,772
                                                                    -------------         ------------
Net cash provided by operating activities                              11,165,416           13,024,052
                                                                    -------------         ------------
Cash flows from investing activities:
Purchase of mortgage-backed securities                                (40,921,815)          (9,888,384)
  Investments in equity securities                                     (1,801,410)         (11,454,320)
  Investments in notes receivable, net of repayments                    3,000,000          (17,836,638)
Proceeds from sale of mortgage backed securities                      101,529,084                   --
Proceeds from sale of available-for-sale equity securities             14,931,133            9,110,897
Receipt of principal payments on mortgage-backed securities            17,566,242           23,533,286
                                                                    -------------         ------------
    Net cash provided by (used in) investing activities                94,303,234           (6,535,159)
                                                                    -------------         ------------
Cash flows from financing activities:
Repurchase of common stock                                            (22,629,989)         (20,725,983)
Repayments of repurchase agreements, net                              (81,776,000)         (14,474,000)
Dividends paid                                                         (9,615,811)          (8,007,428)
                                                                    -------------         ------------
    Net cash used in financing activities                            (114,021,800)         (43,207,411)
                                                                    -------------         ------------
Net decrease in cash and cash equivalents                              (8,553,150)         (36,718,518)
Cash and cash equivalents, beginning of the period                     13,417,467           41,144,326
                                                                    -------------         ------------
Cash and cash equivalents, end of the period                        $   4,864,317         $  4,425,808
                                                                    -------------         ------------
Supplemental disclosure of non-cash investing activities:

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

Note 2   Investments in Mortgage-Backed Securities

During the nine months ended September 30, 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain.

During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss.

The following table summarizes FBR Asset's mortgage-backed securities as of September 30, 2000 and December 31, 1999:

                                                                           Total Mortgage
September 30, 2000              Freddie Mac    Fannie Mae     Ginnie Mae       Assets
------------------------------  ------------  -------------  ------------  ---------------
Mortgage-backed securities,
 Available-for-sale, principal  $88,959,760   $ 60,671,735   $10,251,180     $159,882,675

Unamortized premium (discount)      466,346        718,503       592,684        1,777,533
                                -----------   ------------   -----------     ------------

Amortized cost                   89,426,106     61,390,238    10,843,864      161,660,208
Gross unrealized gains              __               7,731       __                 7,731
Gross unrealized losses          (1,998,022)    (1,037,927)     (413,289)      (3,449,238)
                                -----------   ------------   -----------     ------------
Estimated fair value            $87,428,084   $ 60,360,042   $10,430,575     $158,218,701
                                ===========   ============   ===========     ============

                                                                           Total Mortgage
December 31, 1999               Freddie Mac    Fannie Mae    Ginnie Mae        Assets
------------------------------  -----------   ------------   -----------   --------------
Mortgage-backed securities,
 Available-for-sale, principal  $79,490,738   $107,859,276   $54,517,427     $241,867,441

Unamortized premium (discount)      359,594     (1,190,013)      829,206           (1,213)
                                -----------   ------------   -----------     ------------
Amortized cost                   79,850,332    106,669,263    55,346,633      241,866,228
Gross unrealized losses          (2,797,261)    (2,196,860)     (857,263)      (5,851,384)
                                -----------   ------------   -----------     ------------
Estimated fair value            $77,053,071   $104,472,403   $54,489,370     $236,014,844
                                ===========   ============   ===========     ============

Note 3   Repurchase Agreements

At September 30, 2000, FBR Asset had $139.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.63% as of the end of the period and a remaining weighted-average term to maturity of 15 days. At September 30, 2000, mortgage-backed securities pledged against repurchase agreements had an estimated fair value of $148.6 million. At September 30, 2000, the repurchase agreements had remaining maturities of between 1 and 47 days.

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

Note 4   Interest Rate Swaps

At September 30, 2000 and December 31, 1999, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $437,335 and $468,422 at September 30, 2000, and December 31, 1999, respectively. FBR Asset accounts for this interest rate swap as a hedge and accordingly, its value has not been recorded in the financial statements.

Note 5   Notes Receivable

As of September 30, 2000 and December 31, 1999, FBR Asset held a $20 million note from Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail"), which bore interest at a rate of 15% per annum through its maturity date on June 30, 2000. The note matured June 30, 2000, but the maturity date was extended to August 14, 2000, with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail note went into default when it was unpaid on August 14, 2000. Commencing August 15, 2000, the note began accruing interest at a default rate initially set at 21% per annum, and increasing by 0.5% increments at the end of each subsequent 30-day period. FBR Assets' income for the three and nine month periods ended September 30, 2000, as reflected in the financial statements included herein, does not include interest at a rate above 15% per annum or at the default rates on the Prime Retail note. All interest accrued on the loan through October 31, 2000, has now been paid, including interest accrued at the higher applicable interest rates described above. The entire $20 million principal amount of the loan remains outstanding. In addition, FBR Asset has incurred approximately $106,000 in expenses as a result of Prime Retail's default under the note, which expenses are reimbursable under the loan agreement and note, but which have not yet been reimbursed to FBR Asset. The Prime Retail note is secured by 49.9% equity interests in four subsidiaries of Prime Retail, L.P. and by a 100% equity interest in another subsidiary of Prime Retail, L.P., each of which subsidiaries owns commercial real estate subject to mortgage debt.

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


Note 9   Shareholders' Equity

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24.1 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. Between December 31, 1998, and December 31, 1999, FBR Asset repurchased an additional 2,737,191 shares of its common stock for a cost of $37.1 million or $13.57 average cost per share. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. On September 14, 2000, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of FBR Asset's common stock. Between January 1, 2000, and September 30, 2000, FBR Asset repurchased 1,767,509 shares of its common stock for a cost of $22.6 million or $12.80 average cost per share.

FBR Asset had outstanding, as of September 30, 2000 and December 31, 1999, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Note 10  Equity Investments

At September 30, 2000, FBR Asset's equity investments had an aggregate cost basis of $40.5 million, a fair value of $42.6 million, unrealized gains of $4.2 million and unrealized losses of $2.1 million.

As of December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, fair value of $49.6 million and unrealized losses of $7.9 million.

                                                       Amount of     Market Value at    Market Value at
Equity Investments                                   Investment(1)   Sept. 30, 2000    December 31, 1999
------------------                                   -------------   ---------------   -----------------
Anthracite Capital, Inc. ..........................   $10,084,268       $12,852,499        $10,084,268
Capital Automotive REIT............................    23,925,850        22,296,495         21,841,402
Imperial Credit Commercial Mortgage Inv. Corp. ....            --                --         10,237,500
Prime Retail, Inc. ................................            --                --            694,688
Prime Retail, Inc., pfd............................     1,038,800           543,939          1,151,696
Resource Asset Investment Trust....................     3,704,181         4,341,645          3,725,717
Encompass Services Corporation.....................       286,931           405,445          1,912,594
Atlas Pipeline Partners............................     1,507,623         2,158,869                 --
                                                      -----------       -----------        -----------
   Total...........................................   $40,547,653       $42,598,892        $49,647,865
                                                      ===========       ===========        ===========

(1)  As of September 30, 2000.

Note 11  Subsequent Events

On November 1/st/ and 2/nd/, 2000, FBR Asset sold 1,581,846 shares of its Anthracite Capital, Inc. common shares for an average price of $7.22 per share or $11,420,546 resulting in an $1.3 million realized gain.

On November 3, 2000, William R. Swanson, President and Chief Operating Officer of FBR Asset Investment Corporation, passed away. Eric F. Billings will continue to serve as Chairman and Chief Executive Officer. Mr. Billings and the board of directors have not made any determination at this time as to a likely successor to Mr. Swanson or other management changes.

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

As of September 30, 2000, FBR Asset had:

    . mortgage-backed securities totaling $158.2 million, which were financed with repurchase agreements totaling $139.9 million;

    . investments in equity securities of 6 companies with an original total cost basis of $40.5 million and a total market value of $42.6 million; and

    .  loans to 2 companies totaling $24.0 million.

A summary of FBR Asset's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the three-month periods ended September 30, 2000 and 1999.

Net Income

FBR Asset had net income for the three months ended September 30, 2000 of $2.4 million, or $0.58 per share, compared to net income of $2.7 million or $0.38 per share for the corresponding period in 1999. The decrease in net income is primarily attributable to a $0.3 million decrease in investment gains.

For the three months ended September 30, 2000, the weighted average annual yield on FBR Asset's mortgage-backed securities was 7.04%. As of September 30, 2000, FBR Asset had investments in 37 mortgage-backed securities. For the three months ended September 30, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.26%. As of September 30, 1999, FBR Asset had investments in 33 mortgage-backed securities.

FBR Asset's interest income and dividend income increased to $5.6 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. This 21.7% increase is primarily attributable to FBR Asset's increased investment in mortgage-backed securities in 2000, thereby increasing the amount of interest income generated by the company's mortgage-backed security portfolio.

For the three months ended September 30, 2000, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 14.23%, compared to 8.39% for the three months ended September 30, 1999, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes. The average annual yield on all investments increased to 8.90% from 7.06%.The increase reflects the increased investment in higher yielding promissory notes and higher yielding mortgage backed securities.

FBR Asset incurred interest expense of $2.8 million for the three months ended September 30, 2000. This represents 86.7% of the total expenses for the period. FBR Asset incurred interest expense of $1.5 million for the three months ended September 30,1999. This represents 70.0% of the total expenses for the period. The $1.3 million increase in interest expense reflects the 48.4% increase in weighted average borrowings under repurchase agreements to $163.2 million from $110.0 million and a corresponding increase in the borrowing rate for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

Management fees for the three months ended September 30, 2000, were $242,145 compared to $296,546 for the three months ended September 30, 1999. The decrease is due to FBR Asset's increased investment in mortgage-backed securities in 2000, and a corresponding reduction in FBR Asset's other assets. The management fee FBR Asset pays is lower for mortgage-backed securities.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $191,542 for the three months ended September 30, 2000, and $248,844 for the three months ended September 30, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of FBR Asset's stock.


The following discussion sets forth the significant components of FBR Asset's net income for the nine-month periods ended Septembere 30, 2000 and 1999.

Net Income

FBR Asset had net income for the nine months ended September 30, 2000 of $3.0 million or $0.63 per share, compared to net income of $9.3 million or $1.19 per share for the corresponding period in 1999. The decrease in net income is primarily attributable to an impairment charge against income of $5.6 million, most of which was recorded in the first quarter of 2000, to reflect the decline in value of four of the company's available-for-sale equity investments.

For the nine months ended September 30, 2000, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.65%. For the nine months ended September 30, 1999, the weighted average annual yield on FBR Asset's mortgage-backed securities was 6.25%.

FBR Asset's interest income and dividend income increased to $17.8 million for the nine months ended September 30, 2000 from $15.2 million for the nine months ended September 30, 1999. This 17.1% increase is primarily attributable to FBR Asset's increased investment in mortgage-backed securities during 2000.

For the nine months ended September 30, 2000, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 13.19%, compared to 9.58% for the nine months ended September 30, 1999, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes. The average annual yield on all investments increased to 8.25% from 7.39%.The increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of higher yielding mortgage backed securities.

FBR Asset incurred interest expense of $8.6 million for the nine months ended September 30, 2000. This represents 87.1% of the total expenses for the period. FBR Asset incurred interest expense of $4.9 million for the nine months ended September 30,1999. This represents 70.3% of the total expenses for the year. The $3.7 million increase reflects the 52.1% increase in weighted average borrowings under repurchase agreements to $184.0 million from $121.0 million and a corresponding increase in the borrowing rate for the nine months ended
September 30, 2000 compared to the nine months ended September 30, 1999.

Management fees for the nine months ended September 30, 2000, were $825,549 compared to $975,252 for the nine months ended September 30, 1999. The decrease is due to FBR Asset's increased investment in mortgage-backed securities in 2000, and a corresponding reduction in FBR Asset's other assets. The management fee FBR Asset pays is lower for mortgage-backed securities.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $455,953 for the nine months ended September 30, 2000, and $758,227 for the nine months ended September 30, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of FBR Asset's stock.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three and nine months ended September 30, 2000 and 1999. Information is based on daily average balances during the period.

                                                 Three Months Ended September 30, 2000
                                              --------------------------------------------
                                                                                Weighted
                                                                   Weighted      Average
                                              Interest/Dividend    Average     Annualized
                                                   Income          Balance        Yield
                                              -----------------  ------------  -----------
Mortgage securities available for sale            $3,208,446     $180,802,170      7.04%
Investment in equity securities and
 promissory notes/(1)/                             2,320,665       64,686,711     14.23%

Cash and cash equivalents                             64,623        3,993,878      6.42%
                                                  ----------     ------------     -----
    Total/(3)/                                    $5,593,734     $249,482,759      8.90%
                                                  ==========     ============     =====

                                                 Three Months Ended September 30, 1999
                                              --------------------------------------------
                                                                                Weighted
                                                                   Weighted      Average
                                              Interest/Dividend    Average     Annualized
                                                   Income          Balance        Yield
                                              -----------------  ------------  -----------
Mortgage securities available for sale            $2,205,750     $139,793,527      6.26%
Investment in equity securities
  and promissory notes/(2)/                        2,201,887      104,080,157      8.39%
Cash and cash equivalents                            195,729       14,892,034      5.21%
                                                  ----------     ------------      ----
    Total/(3)/                                    $4,603,366     $258,765,718      7.06%
                                                  ==========     ============      ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Capital Funding I, LLC, and Prime Retail, Inc. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., and Prime Group Realty, L.P. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(3) FBR Asset accrues dividend income based on declared dividends for the periods presented.

                                                  Nine Months Ended September 30, 2000
                                              --------------------------------------------
                                                                                Weighted
                                                                   Weighted      Average
                                              Interest/Dividend    Average     Annualized
                                                   Income          Balance        Yield
                                              -----------------  ------------  -----------
Mortgage securities available for sale           $10,422,497     $208,911,319      6.65%
Investment in equity securities and
 promissory notes/(1)/                             7,073,242       71,435,252     13.19%

Cash and cash equivalents                            335,444        7,437,900      6.01%
                                                 -----------     ------------     -----
    Total/(3)/                                   $17,831,183     $287,784,471      8.25%
                                                 ===========     ============     =====

                                                  Nine Months Ended September 30, 1999
                                              --------------------------------------------
                                                                                Weighted
                                                                   Weighted      Average
                                              Interest/Dividend    Average     Annualized
                                                   Income          Balance        Yield
                                              -----------------  ------------  -----------
Mortgage securities available for sale           $ 6,907,357     $147,662,937      6.25%
Investment in equity securities
  and promissory notes/(2)/                        7,469,179      104,294,070      9.58%
Cash and cash equivalents                            811,260       22,765,555      4.76%
                                                 -----------     ------------      ----
    Total/(3)/                                   $15,187,796     $274,722,562      7.39%
                                                 ===========     ============      ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Capital Funding I, LLC and Prime Retail, Inc.. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., Prime Group Realty, L.P., Kennedy Wilson Inc., and Brookdale Living Communities, Inc. Such amounts are included as interest income in FBR Asset's statements of income included in its financial statements.
(3) FBR Asset accrues dividend income based on declared dividends for the periods presented.

Interest Expense

The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable and receivable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                 Weighted         Weighted
                                Interest          Average          Average
                                Expense           Balance          Expense
                               ----------    -----------------    ---------
Three Months Ended
 September 30, 2000            $2,791,533    $163,166,726/(1)/      6.79%

Three Months Ended
 September 30, 1999            $1,539,401    $110,020,022/(2)/      5.55%

                                                 Weighted         Weighted
                                Interest          Average          Average
                                Expense           Balance          Expense
                               ----------    -----------------    ---------
Nine Months Ended
 September 30, 2000            $8,598,977    $184,022,040/(1)/      6.22%

Nine Months Ended
 September 30, 1999            $4,921,530    $120,984,601/(2)/      5.44%

(1) At September 30, 2000, FBR Asset had $139,938,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 15 days.

(2) At September 30, 1999, FBR Asset had $114,076,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 20 days.

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

FBR Asset held mortgage-backed securities of $158.2 million as of September 30, 2000. FBR Asset held mortgage-backed securities of $133.4 million on September 30, 1999. At December 31, 1999, FBR Asset held mortgage-backed securities equal to $236.0 million.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At September 30, 2000, the amount of unamortized premium, net of discounts recorded in FBR Asset's statement of financial condition was $1.8 million. At December 31, 1999, the amount of unamortized discount, net of premiums recorded in FBR Asset's statement of financial condition was $1,213.

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

FBR Asset received mortgage principal payments equal to $17.6 million for the nine months ended September 30, 2000. FBR Asset received mortgage principal payments equal to $30.4 million for the year ended December 31, 1999.

At September 30, 2000, $2.1 million of net unrealized gains on equity securities and $3.5 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. At December 31, 1999, $8.1 million of net unrealized losses on equity securities and $4.9 million of net unrealized losses on mortgage-backed securities were included in FBR Asset's statement of financial condition as accumulated other comprehensive loss. See "Shareholders' Equity" elsewhere in "Management's Discussion and Analysis" and Note 6 of Notes to Financial Statements for further discussion.

Repurchase Agreements

To date, FBR Asset's debt has consisted mainly of borrowings collateralized by a pledge of most of FBR Asset's mortgage-backed securities. FBR Asset has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with FBR Asset's financing objectives.

FBR Asset had $139.9 million outstanding under repurchase agreements with several financial institutions on September 30, 2000. FBR Asset had $221.7 million outstanding under repurchase agreements on December 31, 1999. At September 30, 2000, the ratio of the amounts due under repurchase agreement to shareholder's equity was 1.60 to 1.

At September 30, 2000, the term to maturity of FBR Asset's borrowings had been limited to 93 days with a weighted average remaining maturity of 15 days and a weighted average cost of funds on outstanding borrowings of 6.63%.

At December 31, 1999, the term to maturity of FBR Asset's borrowings had been limited to 60 days with a weighted average remaining maturity of 45 days and a weighted average cost of funds on outstanding borrowings of 5.83%.

Notes Receivable

On July 17, 2000, FBR Asset extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital") pursuant to a Sixty-Day Loan and Security Agreement. The loan bore interest at a rate of 18% per annum and was secured by a pledge of two mortgage notes owned by Prime Capital (the "Collateral Mortgage Notes") with an aggregate principal balance of approximately $11.25 million, both of which notes are secured by deeds of trust on the same three commercial real estate properties. This loan to Prime Capital was due in full on September 17, 2000. On September 29, 2000, Prime Capital conveyed the Collateral Mortgage Notes to FBR Asset in exchange for FBR Asset's cancellation of Prime Capital's indebtedness under the $4 million loan. In connection with this conveyance, Prime Capital also agreed to repurchase the Collateral Mortgage Notes from FBR Asset on December 26, 2000, for a cash repurchase price of $4,155,778 plus any costs associated with the transaction. The conveyance and agreement to repurchase were made pursuant to a Bond Market Association form of master repurchase agreement, with an addendum specifying additional specific terms applicable to the transaction.

In November, 1999, FBR Asset made a $20 million loan to Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail") secured by equity interests in limited partnerships and limited liability companies that own commercial real estate. The loan's original maturity date, as previously extended, was June 30, 2000, and the loan bore interest at 15% per annum through that date. The maturity date was extended to August 14, 2000, with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail loan went into default when it remained unpaid at the close of business on August 14, 2000. Commencing August 15, 2000, the note began accruing interest at a default rate initially set at 21% per annum, and increasing by 0.5% increments at the end of each subsequent 30-day period. FBR Asset's income for the three and nine month periods ended September 30, 2000, as reflected in the financial statements, included herein, does not include interest at a rate above 15% per annum or at the default rates on the Prime Retail note. All interest accrued on loan through the October 31, 2000, has now been paid, including interest accrued at the higher applicable interest rates described above. The entire $20 million principal amount of the loan remains outstanding. In addition, FBR Asset has incurred approximately $106,000 in expenses as a result of Prime Retail's default under the note, which expenses are reimbursable under the loan agreement and note, but which have not yet been reimbursed to FBR Asset. The Prime Retail loan is secured by 49.9% interests in four subsidiaries of Prime Retail, L.P., each of which subsidiaries owns commercial real estate subject to mortgage debt, and by a 100% equity interest in another subsidiary of Prime Retail, L.P. (the "Puerto Rico Subsidiary") which owns a retail factory outlet center located in Puerto Rico that is unencumbered by mortgage debt. FBR Asset has not yet foreclosed on any collateral securing the Prime Retail loan, and has been working with Prime Retail to try to arrange a repayment out of proceeds of a proposed first mortgage loan which Prime Retail is trying to obtain against a mortgage on the Puerto Rico property. There can be no assurances that any such proposed mortgage loan will be made, as FBR Asset understands that Prime Retail has not reached terms of any commitment from a lender. FBR Asset is evaluating possible foreclosure action, and gave notice to Prime retail of its intent to sell the equity interests in the Puerto Rico Subsidiary in August, 2000. FBR Asset believes that the value of its collateral currently is adequate to cover the entire amount of Prime Retail's debt to FBR Asset, but there can be no assurance that the value of the collateral will not decrease or that FBR Asset will be successful in selling the collateral in a foreclosure sale for an amount equal to the amount of Prime Retail's debt, particularly if local real estate market conditions in Puerto Rico change.

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

For the nine months ended September 30, 2000, FBR Asset's operating activities resulted in net cash flows of $11.2 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the nine months ended September 30, 1999, FBR Asset's operating activities provided net cash flows of $13.0 million.

For the nine months ended September 30, 2000, FBR Asset's investing activities resulted in net cash provided of $94.3 million compared to net cash used in investing activities for the nine months ended September 30, 1999, of $6.5 million. The increase is primarily attributable to proceeds from the sale of mortgage-backed securities.

For the nine months ended September 30, 2000, net cash used in FBR Asset's financing activities was $114.0 million compared to net cash used for the nine months ended September 30, 1999, of $43.2 million. The increase in cash used in financing activities is primarily attributable to the repayment of amounts due under repurchase agreements.

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

As of September 30, 2000, the value of the equity securities in FBR Asset's portfolio had increased from the adjusted cost basis of $40.5 million to $42.6 million. As of December 31, 1999, the value of the equity securities in FBR Asset's portfolio had declined from the adjusted cost basis of $57.5 million to $49.6 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If FBR Asset determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the nine months ended September 30, 2000, FBR Asset recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s common and preferred stock, Encompass Service Corporation, and Resource Asset Investment Trust of $5.6 million. For the year ended December 31, 1999, FBR Asset recorded a charge to reflect the decline in value of its investment in Anthracite Capital, Inc. and Imperial Credit Commercial Mortgage Investment Corporation of $10.9 million which FBR Asset determined was other than temporary.

In September 1998, FBR Asset's Board of Directors authorized a program to repurchase up to 2,000,000 shares of FBR Asset's common stock. On March 30, 1999, FBR Asset's Board authorized the repurchase of up to 2,000,000 additional shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. On March 16, 2000, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of FBR Asset's common stock. On September 14, 2000, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of FBR Asset's common stock. Between September 1998 and September 30, 2000, FBR Asset repurchased 6,377,000 shares of its common stock for $83.8 million or $13.15 average cost per share.

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes FBR Asset's investments as of September 30, 2000, and December 31, 1999.

                                                             As of September 30, 2000                As of December 31, 1999
                                                       -------------------------------------  --------------------------------------
                                                         Amount                   Percentage     Amount                   Percentage
                             Shares        Percent         of         Market       Increase        of         Market       Increase
                             Owned     Ownership/(3)/  Investment      Value      (Decrease)   Investment      Value      (Decrease)
                           ----------  -------------  ------------  ------------  ----------  ------------  ------------  ----------
Mortgage-Backed Securities        N/A        N/A      $161,660,208  $158,218,701     (2.13)%  $241,684,039  $236,014,844    (2.35)%
                                                      ------------  ------------              ------------  ------------
Equity Investments/(1)(2)/
 Anthracite Capital, Inc.
  (AHR)                     1,581,846       6.29%     $ 10,084,268  $ 12,852,499     27.45%   $ 10,084,268  $ 10,084,268     0.00%
 Capital Automotive REIT
  (CARS)                    1,715,115       6.91%       23,925,850    22,296,495     (6.81)%    25,000,000    21,841,402   (12.63)%
 Chastain Capital
  Corporation (CHAS)           78,934       1.07%               --            --      0.00%             --            --     0.00%
 Imperial Credit
  Commercial Mortgage
  Inv. Corp. (ICMI)                --         --                --            --      0.00%     10,413,000    10,237,500    (1.69)%
 Prime Retail,
  Inc. (PRT)                       --         --                --            --      0.00%      1,201,317       694,688   (42.17)%
 Prime Retail, Inc., pfd
  (PRT pfd)                    78,400       0.32%        1,038,800       543,939    (47.64)%     1,454,320     1,151,696   (20.81)%
 Resource Asset
  Investment Trust (RAS)      344,575       5.53%        3,704,181     4,341,645     17.21%      5,292,516     3,725,717   (29.60)%
 Encompass Services
  Corporation (ESR)/(4)/       49,901       0.08%          286,931       405,445     41.30%      4,053,180     1,912,594   (52.81)%
 Atlas Pipeline
  Partners (APL)              124,700       3.97%        1,507,623     2,158,869     43.20%             --            --     0.00%
                                                      ------------  ------------     ------   ------------  ------------
   Total Equity
    Investments                                       $ 40,547,653  $ 42,598,892      5.06%   $ 57,498,601  $ 49,647,865   (13.65)%
                                                      ------------  ------------     ------   ------------  ------------   --------
Promissory Notes/(2)/
 Prime Capital
  Holding, LLC                     N/A        N/A               --            --       N/A    $  7,000,000  $  7,000,000      N/A
 Prime Capital
  Funding I, LLC                   N/A        N/A        4,000,000     4,000,000       N/A              --            --      N/A
 Prime Retail, L.P.                N/A        N/A       20,000,000    20,000,000       N/A      20,000,000    20,000,000      N/A
                                                      ------------  ------------              ------------  ------------   --------
   Total Promissory
    Notes                                             $ 24,000,000  $ 24,000,000       N/A    $ 27,000,000  $ 27,000,000      N/A
                                                      ------------  ------------              ------------  ------------
Cash and Cash Equivalents          N/A        N/A     $  4,864,317  $  4,864,317       N/A    $ 13,417,467  $ 13,417,467      N/A
                                                      ------------  ------------              ------------  ------------
Total Investments & Cash
 and Cash Equivalents                                 $231,072,178  $229,681,910       (.60)% $339,600,107  $326,080,176    (3.98)%
                                                      ============  ============              ============  ============   ========

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

(3)  As of June 30, 2000.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 9/30/00." Actual results could differ significantly from these estimates.

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

                                                            Value at 9/30/00                 Value at 9/30/00
                                                             with 100 basis                   with 100 basis
                                           Value at          point increase       Percent     point decrease     Percent
                                         9/30/00/(1)/       in interest rates     Change     in interest rates   Change
                                       -----------------   -------------------   ---------   -----------------   -------
Assets
  Mortgage securities                  $158,218,701         $150,710,291           (4.75%)   $161,804,068          2.27%
  Other                                  73,432,645           73,432,645                       73,432,645
                                       ------------         ------------                     ------------
    Total Assets                       $231,651,346         $224,142,936           (3.24%)   $235,236,713          1.55%
                                       ============         ============                     ============
Liabilities
  Interest rate swap                   $   (437,335)        $   (675,152)/(2)/               $   (203,394)/(2)/
  Other                                 144,295,131          144,295,131                      144,295,131
                                       ------------         ------------                     ------------
    Total Liabilities                  $143,857,796         $143,619,979           (0.17%)   $144,091,737          0.16%
                                       ------------         ------------                     ------------
Shareholders' Equity
  Common stock                         $    104,158         $    104,158                     $    104,158
  Paid-in-capital                       194,097,193          194,097,193                      194,097,193
  Accumulated other
   Comprehensive income (loss)         $   (952,933)        $ (8,223,526)        (762.97%)      2,398,493        351.70%
Retained deficit                        (21,612,070)         (21,612,070)                     (21,612,070)
Treasury stock                         $(83,842,798)        $(83,842,798)                     (83,842,798)
                                       ------------         ------------                     ------------
    Total Shareholders' Equity         $ 87,793,550/(2)/    $ 80,522,957           (8.28%)   $ 91,144,976          3.82%
                                       ------------         ------------                     ------------
    Total Liabilities and
     Shareholders' Equity              $231,651,346         $224,142,936           (3.24%)   $235,236,713          1.55%
                                       ============         ============                     ============

(1)  Includes Accrued Interest.

(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in the company's financial statements is $0. See Note 4 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of September 30, 2000. As of September 30, 2000, interest payments received under the swap agreement were based on an interest rate of 6.67% while interest payments made were based on an interest rate of 5.96%.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of FBR Asset as of September 30, 2000.

                                                                Value at                        Value at
                                                          Sept. 30, 2000 with             Sept. 30, 2000 with
                                            Value at          10% increase      Percent     10% decrease in     Percent
                                         Sept. 30, 2000         in price         Change          price           Change
                                         ---------------  --------------------  --------  --------------------  --------
Assets
  Equity securities                        $ 42,598,892          $ 46,858,781     10.00%         $ 38,339,003    -10.00%
  Other                                     189,052,454           189,052,454                     189,052,454
                                           ------------          ------------                    ------------
    Total Assets                           $231,651,346          $235,911,235      1.84%         $227,391,457     -1.84%

Liabilities                                $144,295,131          $144,295,131                    $144,295,131

Shareholders' Equity
  Common stock                             $    104,158          $    104,158                    $    104,158
  Paid-in-capital                           194,097,193           194,097,193                     194,097,193
  Accumulated comprehensive
   loss                                      (1,390,268)            2,869,621    306.41%           (5,650,157)  -306.41%
  Retained deficit                          (21,612,070)          (21,612,070)                    (21,612,070)
  Treasury stock                            (83,842,798)          (83,842,798)                    (83,842,798)
                                           ------------          ------------                    ------------

  Total Shareholders' Equity               $ 87,356,215          $ 91,616,104      4.88%         $ 83,096,326     -4.88%

  Total Liabilities and
   Shareholders' Equity                    $231,651,346          $235,911,235      1.84%         $227,391,457     -1.84%
                                           ============          ============                    ============
Book value per share                       $      21.63          $      22.68      4.88%         $      20.57     -4.88%
                                           ============          ============                    ============

Except to the extent that FBR Asset sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect FBR Asset's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which FBR Asset invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect FBR Asset's earnings. If FBR Asset had sold all of its equity investments on September 30, 2000, the company would have realized a gain of approximately $2.1 million which would have been included in earnings.

Developments Since September 30, 2000

On November 1/st/ and 2/nd/, 2000, FBR Asset sold 1,581,846 shares of its Anthracite Capital, Inc. common shares for an average price of $7.22 per share or $11,420,546 resulting in an $1.3 million realized gain.

On November 3, 2000, William R. Swanson, President and Chief Operating Officer of FBR Asset Investment Corporation, passed away. Eric F. Billings will continue to serve as Chairman and Chief Executive Officer. Mr. Billings and the board of directors have not made any determination at this time as to a likely successor to Mr. Swanson or other management changes.

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

                              FBR ASSET INVESTMENT CORPORATION
                              (Registrant)


Date:  November 14, 2000      By: /s/ Kurt R. Harrington
                                 ---------------------------------------------
                              Kurt R. Harrington
                              Chief Financial Officer and Treasurer (Principal
                              Financial and Accounting Officer)