Form 10-K405
period 2000-12-31
FBR ASSET INVESTMENT CORP/VA
filed 2001-04-02
CIK 1073208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

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

                                      N/A
                                 (former name)
                                ---------------

  Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such
filing requirements for the past 90 days.  Yes: [x]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] (No delinquent filers)

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $42,449,471 as of March 23, 2001.

  As of March 23, 2001, the latest practicable date, there were 3,472,527 shares of the Registrant's common stock outstanding.

  Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 2000, and to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders, are incorporated by reference into Part III.

================================================================================

                        FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-K
                FOR THE YEARS ENDED DECEMBER 31, 20000 AND 1999
                                     INDEX


                                                                                   Page
                                                                                   ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I..........................................................................     1
 Item 1.   Business.............................................................     1
 Item 2.   Properties...........................................................    17
 Item 3.   Legal Proceedings....................................................    17
 Item 4.   Submission Of Matters To Vote Of Security Holders....................    17
 Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters
 Item 6.   Selected Financial Data..............................................    19
 Item 7.   Management's Discussion And Analysis Of Financial Condition And
             Results Of Operations..............................................    20
 Overview
 Item 8.   Financial Statements and Supplementary Data..........................    31
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................    31
PART II
 Item 10.  Directors and Executive Officers of the Registrant...................    31
 Item 11.  Executive Compensation...............................................    31
 Item 12.  Security Ownership of Certain Beneficial Owners and Management.......    31
 Item 13.  Certain Relationships and Related Transactions.......................    31
PART III
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    32
FINANCIAL STATEMENTS............................................................   F-1
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........................................   F-2
NOTES TO FINANCIAL STATEMENTS...................................................   F-7

SIGNATURES

EXHIBITS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   Certain information and statements set forth in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "intend," "should," "anticipate," "estimate," "believe," "continue" or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors that could cause results to differ materially from those described in the forward-looking statements include: the availability of opportunities to acquire assets on favorable terms, the level and volatility of interest rates, the cost and availability of short- and long-term credit, declines in the market value of mortgage-backed securities, equity securities and other available-for-sale assets owned by the Company, prepayment risks associated with the mortgage-backed securities owned by the Company, declines in the value of commercial or residential real estate owned by the companies in which the Company has invested, declines in the profitability of companies in which the Company invests resulting from competition in the sale, purchase and financing of mortgage assets, limited liquidity of equity securities and other investment securities owned by the Company and other risks described elsewhere in this Report.

                                     PART I

Item 1. Business

General

   The Company was incorporated in the Commonwealth of Virginia on November 10, 1997, and has elected to be taxed as a real estate investment trust (REIT) since its inception. The Company was initially capitalized through a private placement of its common stock in late 1997. In September 1999, the Securities and Exchange Commission (SEC) declared effective the Company's registration statement on Form S-11 (File 333-67543) relating to the registration of 5,767,750 shares of the Company's common stock that had previously been issued in the Company's private placement of its common stock in 1997.

   Currently, the authorized capital stock of the Company consists of 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2000, 3,884,427 shares of the Company's common stock were outstanding and no shares of preferred stock were outstanding.

   The Company is involved in the business of investing directly in whole-pool mortgage-backed securities, commercial loans and equity securities of real estate-related businesses and indirectly, through its investment in the equity securities of real estate-related businesses, in commercial and residential real estate, commercial mortgage loans, and commercial mortgage-backed securities. Subject to maintaining its REIT qualification, the Company also makes investments from time to time in non-real estate related assets, including but not limited to purchasing equity securities of, and making mezzanine and other loans to, companies that are not involved primarily in the real estate business or in a real estate-related business.

Operating Policies & Strategies

   The Company relies on Friedman, Billings, Ramsey Investment Management, Inc. (FBR Management), an affiliate of Friedman, Billings, Ramsey Group, Inc. (FBR), to manage its investment portfolio, pursuant to a management agreement between the parties. The management agreement and related information are described below under "Business--Management Agreement."

   Since its inception in 1989, FBR has sought to identify rapidly changing industries and industries that are not fully understood or appropriately valued by the market. Real estate is one of the sectors on which FBR currently focuses. FBR has specialized in underwriting offerings of REIT securities, particularly REITs that invest in mortgage loans and mortgage-backed securities. From 1993 through the end of 2000, FBR served as managing underwriter in the public issuance of $5.3 billion of REIT and real estate equity securities, consisting of $2.2 billion of mortgage and hybrid REITs and $3.1 billion of equity REITs and real estate operating companies.

   The Company believes that there is a global trend towards the securitization of real estate and real estate-related assets and that this trend is represented by the increased formation of non-traditional REITs. The Company also believes that there is a global trend towards the consolidation of real estate owners and operators and companies that provide services to real estate owners and operators. The Company expects these trends to provide it with significant opportunities for investing in real estate-related assets. The Company also anticipates that, notwithstanding the late 1998 and continuing 2000 decline in the mortgage REIT market, additional REITs or real estate-related companies will be organized in the future and that, through investments in those companies and in other non-traditional real estate-related and other assets, the Company can diversify and expand its investments in the real estate market.

   The Company's goal, subject to maintaining its REIT qualification, is to acquire assets that it believes will generate the highest returns on capital invested. To determine which assets are likely to provide those returns, the Company considers:

 .  the amount and nature of anticipated cash flows from the asset;
 .  the risks of investing in the asset;
 .  the Company's ability to pledge the asset to secure collateralized borrowings;
 .  the capital requirements for purchasing and financing the asset;
 . the potential for appreciation and depreciation of the asset's value; and . the cost of financing, hedging and managing the asset.

   The Company is an opportunistic investor and does not have or expect to adopt guidelines dictating specific investment or operating restrictions. The Company has taken or may take the following actions without the consent of its stockholders:

 .  borrowed money;
 .  made loans to other companies;
 .  invested in securities of other issuers;
 .  sold existing investments and made additional investments;
 . repurchased or otherwise reacquired the Company's shares; and . the Company also may issue preferred stock that has liquidation and dividend preferences over the outstanding common stock or offer securities in exchange for property, although to date the Company has chosen not to take those actions.

   Likewise, as to specific investments, the Company may invest directly or indirectly in any type of mortgage, real estate or real estate-related assets, as well as in other non-real estate related assets, subject to the policy that the Company maintain its qualification as a REIT and its exemption from registration as an investment company.

   The Company expects that investment opportunities will change. REITs have had a difficult time accessing the public capital markets in recent years, although the market for REIT securities has improved in 2000 and 2001 as investors have sought more stable, income-producing investment securities in the face of significant volatility in the stock markets generally and particularly in the technology sector. As the public capital markets become more receptive to REIT securities, the Company may seek to raise additional capital in the capital markets to fund its growth strategy. Until that time, the Company will seek what it considers to be attractive opportunities to invest on a privately negotiated basis. For example, the Company believes there will be opportunities to enter into joint ventures with other REIT and non-REIT investors seeking to complete planned acquisitions, to provide mezzanine loans with equity features, and to provide private equity financing. If an adequate amount of what the Company considers to be appropriate investments becomes available, the Company intends to borrow funds to make additional investments and, if market conditions are favorable, the Company may seek to raise additional capital in the public capital markets to fund its investments both in real estate related assets such as mortgages, mortgage-backed securities, and equity securities of real estate-related businesses and, subject to maintaining its REIT qualification, in non-real estate related assets such as mezzanine loans to non-real estate related businesses.

Investments

   The Company invests directly and indirectly in whole-pool mortgage-backed securities, commercial loans, equity securities of real estate-related businesses, commercial and residential real estate, commercial mortgage loans, and commercial mortgage-backed securities. As to the Company's indirect investments, the Company holds interests in those assets through its equity ownership of other companies. As an equity holder, the Company's return on its investment is not directly linked to returns on any company's assets, but will depend upon the authorization and payment of dividends and changes in the price of the equity securities owned by the Company. Furthermore, as a common stockholder, the Company's claims to the assets of the companies in which it invests are subordinated to those of creditors and other senior stockholders. In addition, from time to time, subject to maintaining the Company's REIT qualification, the Company invests in other assets that are not related to the real estate business, such as equity securities of, and mezzanine loans and other loans to, companies that are not primarily involved in the real estate business or a real estate-related business.

   Based upon the information provided on Form 10-Q for the quarter ended September 30, 2000, by the companies in which the Company held equity securities on that date, the Company believes that at September 30, 2000, approximately 71.0% of the Company's assets were invested directly or indirectly in residential mortgage-backed securities, approximately 11.1% were invested indirectly in commercial real estate, approximately 11.8% were invested directly or indirectly in commercial mortgage loans, approximately 2.2% were invested indirectly in commercial mortgage-backed securities, and approximately 3.9% did not fit into the identified categories.

   Based upon the information provided on form 10-K for the year ended December 31, 1999, by the companies in which the Company held equity securities on that date, the Company believes that at December 31, 1999, approximately 74.1% of the Company's assets were invested directly or indirectly in residential mortgage-backed securities, approximately 7.9% were invested indirectly in commercial real estate, approximately 11.1% were invested directly or indirectly in commercial mortgage loans, approximately 1.5% were invested indirectly in commercial mortgage-backed securities, and approximately 5.4% did not fit into the identified categories.

Whole-Pool Mortgage-Backed Securities

   The Company currently invests, and intends to continue investing, at least 55% of its assets in whole-pool mortgage-backed securities. Those securities represent the entire ownership interest in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks. Various government, government-related and private organizations assemble the pools of loans for sale to investors such as the Company.

   At December 31, 2000, the Company owned mortgage-backed securities guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae that had a market value of $154.8 million, and had borrowed $133.9 million to finance its investment in those securities. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer or guarantor of the securities.

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

   Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on the Company's investments.

   At December 31, 2000, the Company owned 33 fixed rate, and 4 adjustable rate, residential mortgage-backed securities that represented the entire ownership interest in pools of single-family mortgage loans. In connection with those investments, the Company entered into repurchase agreements, and an interest rate swap. The mortgage-backed securities, the swap, and the repurchase agreements are summarized on the following table.

                                                           Original         Market
                             Issue Date       Face         Principal       Value at
 Descriptive                    of           Amount         Amount          12/31/00
   Title(1)                  Securities    (thousands)    (thousands)     (thousands)
   --------                  ----------    -----------    -----------     -----------
Freddie Mac
FGOLD 15 yr.                   4/1/97       $ 52,678         $ 72,337      $  52,678

Fannie Mae
FNMA 15 yr.                    5/1/98       $ 16,470         $ 23,304      $  16,465

Freddie Mac
FGOLD 30 yr.                   5/1/98       $  2,308         $  4,645      $   2,366

Freddie Mac
FGOLD 15 yr.                   9/1/95       $  2,463         $  4,962      $   2,489

Fannie Mae
30 yr.                         4/1/98       $  7,545         $ 15,861      $   7,656

Fannie Mae
30 yr.                         4/1/98       $  7,105         $ 16,695      $   7,343

Ginnie Mae
30 yr.                         5/1/98       $  9,660         $ 20,016      $   9,932

Freddie Mac
FGOLD 15 yr.                   4/1/97       $  8,175         $ 10,003      $   7,958

Fannie Mae
15 yr.                        10/1/99       $  9,883         $ 11,249      $   9,988

Fannie Mae
ARM                            4/1/00       $  2,113         $  2,234      $   2,150

Fannie Mae
ARM                            2/1/00       $  4,442         $  4,582      $   4,500

Fannie Mae
ARM                            3/1/00       $ 10,576         $ 11,397      $  10,715

Freddie Mac
FGOLD ARM                      3/1/00       $ 20,304         $ 22,503      $  20,608
                                            --------         --------      ---------

Mortgage Portfolio Total                    $153,722         $219,788      $ 154,848
                                            ========         ========      =========

Repurchase Agreement Liability              $133,896

Interest Rate Swap Agreement   6/1/98                        $ 50,000(3)   $     138

                                             Expected
                                             Weighted
                               Nominal        Average    Effective    Relevant
                                Yield         at Life    Duration    Prepayment
 Descriptive                      at          12/31/00    12/31/00   Assumption
   Title(1)                   12/31/00(5)      (years)     (years)     (CPR)(2)
   --------                   -----------      -------     -------     --------
Freddie Mac
FGOLD 15 yr.                    6.45%            4.57       3.07         5.40

Fannie Mae
FNMA 15 yr.                     6.40%            4.63       3.08        19.61

Freddie Mac
FGOLD 30 yr.                    6.23%            2.10       1.37         8.33

Freddie Mac
FGOLD 15 yr.                    6.49%            3.41       2.41         0.12

Fannie Mae
30 yr.                          6.57%            3.45       2.08         6.15

Fannie Mae
30 yr.                          6.70%            2.50       1.58        10.99

Ginnie Mae
30 yr.                          6.89%            4.84       2.52        11.78

Freddie Mac
FGOLD 15 yr.                    6.06%            4.95       3.92        13.24

Fannie Mae
15 yr.                          6.85%            4.46       2.46         8.57

Fannie Mae
ARM                             7.56%            3.75       1.73         0.26

Fannie Mae
ARM                             7.58%            3.75       3.00         0.31

Fannie Mae
ARM                             7.40%            3.75       2.67        10.95

Freddie Mac
FGOLD ARM                       7.20%            3.75       0.72        10.94
                                ----             ----       ----        -----

Mortgage Portfolio Total        6.67%            4.20       2.52        10.50
                                ====             ====       ====        =====

Repurchase Agreement
   Liabililty                   6.57%

Interest Rate Swap
  Agreement                       (4)

- -----------
(1) All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and interest paying instruments.
(2) Prepayment assumptions express the relationship between the assumption for a specific pass-through security and a constant prepayment rate ("CPR"). CPR are annualized equivalents of single monthly mortality. The CPR used by the Company attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns.
(3)  Notional amount.
(4) Under the interest rate swap agreement, the Company receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments at a fixed rate of approximately 5.96% based on the $50 million notional amount.
(5) The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

  As the table above shows, the average nominal yield (as defined in footnote 5 above) on the Company's mortgage-backed securities at December 31, 2000, was approximately 6.67%. The yield is based on the anticipated life of the securities. If the actual life of the security is reduced below its anticipated life, the yield would be reduced. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

  The table that follows outlines the recent prepayment experience of the mortgage-backed securities owned by the Company in terms of CPR. See footnote 2 to the preceding table for a more detailed discussion of CPR. For each category of securities in which the Company owns only one pool of mortgage loans, the prepayment history is for that specific pool. For each category of securities in which the Company holds multiple pools of mortgage loans, we have presented the prepayment history of a representative pool. Several securities were recently issued and thus have little prepayment history.

                                                                        Period from              Period from
                                                                      October 2000 to          January 2000 to
                                               Face Amount             December 2000            December 2000
Mortgage-Backed Securities                   (in thousands)                (CPR)                    (CPR)
- ---------------------------                -------------------       -----------------       -------------------
Freddie Mac FGOLD 15-yr..............           $ 52,678                    3.40                      6.49
Fannie Mae FNMA 15-yr................             16,470                   11.80                      8.54
Freddie Mac FGOLD 30-yr..............              2,308                   13.20                     10.71
Freddie Mac FGOLD 15-yr..............              2,463                   28.80                     13.17
Fannie Mae 30-yr.....................              7,545                   10.50                     14.43
Fannie Mae 30-yr.....................              7,105                   12.20                     15.66
Ginnie Mae 30-yr.....................              9,660                   15.10                     16.46
Freddie Mac FGOLD 15-yr..............              8,175                   12.10                      6.42
Fannie Mae FNMA 15-yr................              9,883                    8.10                      8.40
Fannie Mae ARM.......................              2,113                   17.60                      9.45
Fannie Mae ARM.......................              4,442                    0.30                      4.56
Fannie Mae ARM.......................             10,576                   19.20                     12.40
Freddie Mac FGOLD ARM................             20,304                   12.60                     17.45
                                                --------
     Total...........................           $153,722
                                                ========

Freddie Mac Certificates


   Federal Home Loan Mortgage Corporation, better known as "Freddie Mac," is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac's principle activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. Freddie Mac guarantees to holders of Freddie Mac certificates, such as the Company, the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, distributions to the Company would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to the Company would be adversely affected by delinquent payments and defaults on those mortgage loans.

Fannie Mae Certificates

   Federal National Mortgage Association, better known as "Fannie Mae," is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates, such as the Company, that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, distributions to the Company would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to the Company would be adversely affected by delinquent payments and defaults on the mortgage loans.

Ginnie Mae Certificates

   Government National Mortgage Association, better known as "Ginnie Mae," is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran's Administration under the Servicemen's Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that guarantees under section 306(g) of Ginnie Mae certificates of the type that may be purchased by the Company are authorized to be made by Ginnie Mae and "would constitute general obligations of the United States backed by its full faith and credit."

Single-Family and Multifamily Privately-Issued Certificates

   Although the Company does not own single-family or multifamily privately-issued certificates, some of the companies in which it invests may own these certificates. The Company may in the future invest in other companies that invest in these assets or may invest in them itself.

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

Borrowed Funds

   The Company may reduce the amount of equity capital it has invested in mortgages or other assets by funding a portion of those investments with long-term borrowings, warehouse lines of credit, or other borrowing arrangements. Borrowing funds creates interest expense that can exceed the revenue the Company earns from its financed assets. To the extent that revenue derived from those assets exceeds the interest expense, the Company's net income will be greater than if the Company had not borrowed funds and had not invested in the mortgage-backed securities. Conversely, if the revenue from those assets does not sufficiently cover the expense, the Company's net income will be less than if the Company had not borrowed funds.

   The Company has borrowed and intends to continue borrowing funds by entering into repurchase agreements. Under these agreements, the Company sells assets to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. The Company accounts for repurchase agreements as loans, secured by the underlying assets, that the Company owes to the third party.

   The Company intends to use the proceeds from borrowings to invest in mortgages or other assets and to repeat this process of borrowing and investing, while continually monitoring its use of leverage. Based on book values, the debt-to-equity ratio as of December 31, 2000, on the Company's mortgage-backed securities portfolio was 6 to 1. Traditionally, lenders have permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 19 to 1. The Company does not currently intend to increase its leverage ratio, although its charter and bylaws do not impose any specific limits on permissible leverage.

   What follows are two examples of how the Company might use borrowings to increase the yield on a hypothetical mortgage-backed security:


                                                                                  Example 1             Example 2
                                                                                  ---------             ---------
1.  Amount invested in mortgage-backed security..........................        $10,000,000          $10,000,000
2.  Annual interest rate on mortgage-backed security.....................               7.25%                7.25%
3.  Income from mortgage-backed security (1 x 2)*........................        $   725,000          $   725,000
4.  Amount borrowed to finance investment in mortgage-backed security....        $ 8,000,000          $ 5,000,000
5.  Interest rate on amount borrowed.....................................               5.50%                5.50%
6.  Interest expense (4 x 5)*............................................        $   440,000          $   275,000
7.  Equity capital invested (1 - 4)*.....................................        $ 2,000,000          $ 5,000,000
8.  Management fee (0.25% x $10,000,000).................................        $    25,000          $    25,000
9.  Hedging expense (4 x 1%)*............................................        $    80,000          $    50,000
10. Total expenses (6 + 8 + 9)*..........................................        $   545,000          $   350,000
11. Net income on mortgage-backed security (3 - 10)*.....................        $   180,000          $   375,000
12. Return on equity capital invested (11 divided by 7)*.................               9.00%                7.50%

- ---------
* The numbers in parentheses, unless otherwise specified, refer to the line numbers on the far left.

   In example 1 above, the Company uses borrowed funds to increase the initial yield on its investment from 7.25% to 9.0%. In example 2 above, the Company borrows less funds and increases its yield only from 7.25% to 7.50%. The Company plans to complete these types of transactions by arranging loans in which it pledges its assets as collateral to secure its repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets' market value could trigger an early repayment of the Company's obligations. If the Company repays loans early, then the return on equity would be reduced. As reflected above, if the Company were required to increase the amount of equity capital it invested by $3 million in order to prepay $3 million of the loan, then the return on equity would be reduced from 9.00% to 7.50%.

Hedging & Interest Rate Management

   The Company acquires derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. The Company does not intend to acquire derivative instruments for speculative purposes. The Company's hedging activities may include entering into interest rate swaps and caps and options to purchase swaps and caps. Under the tax laws applicable to REITs, the Company generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments to hedge indebtedness that the Company may incur, or plans to incur, to acquire or carry real estate assets.

   The Company engages in a variety of interest rate management techniques that are intended to match the effective maturity of, and the interest received on, its assets with the effective maturity of, and the interest owed on, its liabilities. The Company generally will be able to use those techniques directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. The Company, however, cannot give any assurances that it can successfully implement its investment and leverage strategies. The Company's interest rate management techniques may include:

 .  puts and calls on securities or indices of securities;
 .  Eurodollar futures contracts and options on such contracts;
 .  interest rate swaps, which are the exchange of fixed-rate payments for floating-rate payments; or
 .  other similar transactions.

   The Company may also use these techniques to attempt to protect itself against declines in the market value of its assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market values, could result in losses with respect to the Company's mortgage assets.

   At December 31, 2000, the Company was indebted for $133.9 million under short-term repurchase agreements. These agreements expire and are renewed on a regular basis. As of December 31, 2000, the repurchase agreements held by the Company had stated maturity dates from January 2, 2001 to February 2, 2001. The interest rate paid by the Company under the short-term borrowing arrangements increases and decreases as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant for fixed-rate securities. If short-term rates increase significantly above 6.67%, which is the average nominal yield (as defined in footnote 5 on page 5) of the Company's mortgage portfolio as of December 31, 2000, the interest owed on the borrowings would exceed the interest income payable to the Company on its mortgage-backed securities.

   To limit the adverse effect of rising short-term interest rates under its short-term repurchase agreements, the Company entered into two interest rate swap agreements pursuant to which the Company paid a fixed interest rate on $100 million notional amount of borrowings and received a variable interest rate on $100 million notional amount of borrowings. The Company realized a $1.9 million loss when it terminated one $50,000,000 agreement in October 1998 and repaid the related repurchase agreement. The remaining $50,000,000 agreement matures on June 1, 2001.

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

   Yet, in this situation, the interest rate swap agreement would be ineffective for periods after its June 1, 2001 termination date, and if the Company sold the fixed-rate mortgage-backed securities to pay down its short-term borrowings, it would realize a loss because of the decline in their market value.

Real Estate

   The Company seeks to invest in real property to generate income and to provide the Company with the potential for capital appreciation in the value of property owned. Although the Company does not currently own any direct interests in real property, it does own interests in real property through its equity investments in Capital Automotive REIT ("Capital Automotive"), and to a lesser extent through its equity investments in Prime Retail, Inc. ("Prime Retail"), and Resource Asset Investment Trust ("Resource"). Through its relationship with FBR, the Company was able to acquire the stock of Capital Automotive before Capital Automotive offered its stock to the public. The Company purchased shares of Prime Retail and Resource in open-market transactions. The Company also loaned Prime Retail and its affiliates $24 million, $20 million of which was repaid in December 2000.

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

   In the future, the Company may invest in other companies that own real property. In addition, the Company may purchase real property directly or through joint ventures that purchase real property.

Commercial Mortgage Loans & CMBS

   The Company invests in commercial mortgage loans and commercial mortgage-backed securities, commonly known as "CMBS." At December 31, 2000, the Company owned interests in commercial loans and CMBS indirectly through its investment in Resource Asset Investment Trust. FBR acted as lead underwriter or placement agent for this company.

   In the future, the Company may invest in other companies that originate or acquire commercial mortgage loans or CMBS. In addition, the Company may purchase commercial mortgage loans and CMBS directly.

   Commercial mortgage loans are loans secured by senior or subordinate liens on commercial or multifamily real estate. The characteristics of the commercial mortgage loans held by companies in which the Company invests vary widely. Some of those companies' commercial mortgage loan holdings are performing loans that can be securitized.

   Some of the companies in which the Company invests also own commercial mortgage loans that are not intended to be securitized. For example, Resource originates wraparound loans, in which a borrower grants Resource a junior lien mortgage with a principal amount equal to the principal amount owed under any existing loans plus an additional amount that Resource actually advances to the borrower. The borrower makes all loan payments to Resource, which in turn pays the prior lenders principal and interest on the prior loans. Because the loans made by Resource are subordinated and include an obligation by Resource to make payments on prior loans, these loans involve different and carry more significant risk than traditional first mortgage loans originated by institutional lenders and thus are generally not suitable for securitization.

   The Company, or the companies in which it invests, may invest in commercial mortgage loans with borrowers who are delinquent in payments on the loans. A lender can purchase this kind of loan at a price less than the amount owed on the loan, which enables the lender to work out a forbearance plan or other restructuring. If an agreement cannot be made, the lender ultimately may foreclose on the loan, acquiring ownership of the commercial property.

   In addition to investing in commercial mortgage loans, some of the companies in which the Company invests own CMBS.

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

   To the extent that the Company holds interests in commercial mortgage loans and CMBS through its investments in other companies, the Company must rely on the management of those other companies to make decisions with respect to the commercial mortgage loans and CMBS. In general, the Company will have no ability to control those decisions. Moreover, the management of those other companies are not required to inform the Company of their decisions, although to the extent the companies are reporting companies under the Securities Exchange Age of 1934, they must file reports of material events with the SEC.

Loans

   In November, 1999, the Company made a $20 million loan to Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail") secured by equity interests in limited partnerships and limited liability companies that own commercial real estate. The loan's original maturity date, as previously extended, was June 30, 2000, and the loan bore interest at 15% per annum through that date. The maturity date was extended to August 14, 2000, with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail loan went into default when it remained unpaid at the close of business on August 14, 2000. Commencing August 15, 2000, the note began accruing interest at a default rate initially set at 21% per annum, and increasing by 0.50% increments at the end of each subsequent 30-day period. On December 22, 2000, Prime Retail repaid the entire principal balance of the note and all interest accrued thereon, and the Company's expenses incurred in connection with the loan.

   On July 17, 2000, the Company extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital") pursuant to a Sixty-Day Loan and Security Agreement. The loan bore interest at a rate of 18% per annum and was secured by a pledge of two mortgage notes owned by Prime Capital (the "Collateral Mortgage Notes") with an aggregate principal balance of approximately $11.28 million, both of which notes were secured by deeds of trust on the same three commercial real estate properties. This loan to Prime Capital was due in full on September 17, 2000. On September 29, 2000, Prime Capital conveyed the Collateral Mortgage Notes to the Company in exchange for the Company's cancellation of Prime Capital's indebtedness under the $4 million loan. In connection with this conveyance Prime Capital also agreed to repurchase the Collateral Mortgage Notes from the Company on December 26, 2000, for a cash repurchase price of $4,155,778 plus any costs associated with the transaction. The conveyance and agreement to repurchase were made pursuant to a Bond Market Association form of master repurchase agreement, with an addendum specifying additional specific terms applicable to the transaction. On December 26, 2000, the Company and Prime Capital extended the date for the mandatory repurchase to January 4, 2001, for an increased repurchase price of $4,171,951. Prime Capital and the Company further extended the repurchase date to February 9, 2001, and increased the repurchase price to $4,243,705. On February 9, 2001, Prime Capital repurchased the Collateral Mortgage Notes from the Company for this repurchase price, and reimbursed the Company for costs incurred in connection with the transaction.

Real Estate-Related Businesses

   The tax rules limit the Company's ability to expand its investments beyond its core direct and indirect investments in mortgage loans, mortgage-backed securities and real estate. Subject to those limits, however, the Company invests in businesses that provide services to real estate owners and operators.

   For example, the Company owns common stock in Encompass Services Corporation ("Encompass"). Encompass intends to become a national single-source provider of facilities services. Encompass currently derives most of its income from providing janitorial maintenance management services and electrical and mechanical installation and maintenance services. Encompass actively seeks to expand its business by acquiring or merging with other facilities service providers.

   The Company believes that additional opportunities may arise in the future for the Company to invest in businesses that provide services to real estate owners and operators. In many cases, the Company believes that these investments may provide higher returns than mortgage and real estate assets. Accordingly, subject to applicable tax restrictions, the Company may invest in real estate-related businesses in the future.

Other Non-Real Estate Related Investments

   Subject to maintaining its qualification as a REIT, the Company invests from time to time in assets that are not related to the real estate business. For example, in 1998, the Company purchased 520,000 shares of the common stock of East-West Bancorp, Inc., a bank holding company, for $5.2 million, or $10.00 per share, from selling shareholders in a privately negotiated transaction. FBR acted as placement agent in the transaction. The Company sold its position in East-West Bancorp in 1999 for $5,998,000. In January 2000, the Company purchased 149,000 limited partner units in Atlas Pipeline Partners, L.P., a public limited partnership formed to acquire and operate intrastate natural gas pipeline gathering systems, for a price of $1.8 million, or $12.09 per unit, in a privately negotiated transaction that was closed concurrently with the initial public offering of the Atlas Pipeline units. FBR acted as underwriter in the initial public offering. The Company sold its investment in Atlas Pipeline during the fourth quarter of 2000 for a total price of $2.7 million, or an average price per unit of $18.13. The Company intends to continue seeking investments in non-real estate related businesses when presented with the opportunity, subject to maintaining the Company's REIT qualification.

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes the Company's investments as of December 31, 2000, and December 31, 1999.

                                                                         As of December 31, 2000
                                                            ----------------------------------------------
                                                                    Amount                    Percentage
                                        Shares       Percent          Of          Market       Increase
                                         Owned    Ownership/(3)   Investment      Value       (Decrease)
                                       ---------  -------------  ------------  ------------  ------------
Mortgage-Backed Securities                   N/A         N/A     $155,379,074  $154,848,205       (0.34%)
                                                                 ------------  ------------
Equity Investments/(1)(2)/
Anthracite Capital, Inc.
 (AHR)                                        --          --               --            --          --
Capital Automotive REIT
 (CARS)                                1,670,115        6.70%      23,298,100    23,068,463       (0.99%)
Imperial Credit Commercial
 Mortgage Inv. Corp.
 (ICMI)                                       --          --               --            --        0.00%
Prime Retail, Inc. (PRT)                      --          --               --            --        0.00%
Prime Retail, Inc., pfd
 (PRT pfd)                                78,400        3.41%       1,038,800       543,939      (47.64%)
Resource Asset Investment
 Trust (RAS)                             344,575        5.46%       3,704,181     4,245,164       14.60%
Encompass Services
 Corporation (ESR)/(4)/                   49,900        0.08%         286,931       252,624      (11.96%)
                                                                 ------------  ------------      ------
     Total Equity Investments                                      28,328,012    28,110,190       (0.77%)
                                                                 ------------  ------------      ------
Promissory Notes/(2)/
Prime Capital Holding,
 LLC                                         N/A         N/A               --            --         N/A
 Prime Capital Funding I, LLC                N/A         N/A        4,000,000     4,000,000         N/A
 Prime Retail, L.P.                          N/A         N/A               --            --         N/A
                                                                 ------------  ------------
  Total Promissory Notes                                            4,000,000     4,000,000         N/A
                                                                 ------------  ------------
Cash and Cash Equivalents                    N/A         N/A       36,810,566    36,810,566         N/A
                                                                 ------------  ------------
Total Investments & Cash
 And Cash Equivalents                                            $224,517,652  $223,768,961       (0.33%)
                                                                 ============  ============


                                                                    As of December 31, 1999
                                                             ---------------------------------------
                                                               Amount                    Percentage
                                                                 of          Market       Increase
                                                             Investment      Value       (Decrease)
                                                            ------------  ------------  ------------
Mortgage-Backed Securities                                  $241,684,039  $236,014,844       (2.35%)
                                                            ------------  ------------
Equity Investments/(1)(2)/
Anthracite Capital, Inc.
 (AHR)                                                        10,084,268    10,084,268        0.00%
Capital Automotive REIT
 (CARS)                                                       25,000,000    21,841,402      (12.63%)
Imperial Credit Commercial
 Mortgage Inv. Corp.
 (ICMI)                                                       10,413,000    10,237,500       (1.69%)
Prime Retail, Inc. (PRT)                                       1,201,317       694,688      (42.17%)
Prime Retail, Inc., pfd
 (PRT pfd)                                                     1,454,320     1,151,696      (20.81%)
Resource Asset Investment
 Trust (RAS)                                                   5,292,516     3,725,717      (29.60%)
Encompass Services
 Corporation (ESR)/(4)/                                        4,053,180     1,912,594      (52.81%)
                                                            ------------  ------------      ------
     Total Equity Investments                                 57,498,601    49,647,865      (13.65%)
                                                            ------------  ------------      ------
Promissory Notes/(2)/
Prime Capital Holding,
 LLC                                                           7,000,000     7,000,000         N/A
  Prime Capital Funding I, LLC                                        --            --         N/A
  Prime Retail, L.P.                                          20,000,000    20,000,000         N/A
                                                            ------------  ------------      ------
  Total Promissory Notes                                      27,000,000    27,000,000         N/A
                                                            ------------  ------------
Cash and Cash Equivalents                                     13,417,467    13,417,467         N/A
                                                            ------------  ------------
Total Investments & Cash
 And Cash Equivalents                                       $339,600,107  $326,080,176       (3.98%)
                                                            ============  ============      -------


(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3) As of September 30, 2000. For Prime Retail, Inc., this represents the percentage ownership of 10.5% Series A Senior Cumulative Preferred Stock.
(4) Formerly Building One Services Corporation (BOSS)

   The following table shows, for the calendar years 2000 and 1999, the Company's investments and cash and cash equivalents, including, with respect to its investments, the weighted average cost of each investment based on the number of days from January 1, 2000 to December 31, 2000, January 1, 1999 to December 31, 1999, and January 1, 1998 to December 31, 1998, on which the Company held each investment, and the gross income from each investment for the years ended December 31, 2000, 1999 and 1998.


                                                  For the Year Ended            For the Year Ended           For the Year Ended
                                                  December 31, 2000             December 31, 1999            December  31, 1998
                                                  -----------------             -----------------            ------------------
                                                Weighted                     Weighted                     Weighted
                                              Average Cost  Gross Income   Average Cost    Gross Income   Average Cost Gross Income
                                              ------------  ------------   ------------    ------------   -------------------------
Mortgage-Backed Securities..................  $196,229,207   $13,106,945    $164,970,427   $10,744,041    $169,564,932  $ 7,101,326
                                              ------------   -----------    ------------   -----------    ------------   -----------
Equity Investments
Anthracite Capital, Inc.....................  $  8,449,779   $ 1,376,206    $ 18,334,496   $ 2,293,677    $ 10,356,129  $   739,613
Capital Automotive REIT.....................    24,447,980     2,575,903      25,000,000     2,473,119      21,986,301    1,569,893
Chastain Capital Corporation................            --        41,835       3,150,000            --       6,581,342      287,000
Imperial Credit Commercial
 Mortgage Inv. Corp.........................     2,589,025       207,000      12,616,713     1,035,000      13,050,230    1,062,000
Imperial Credit Industries, Inc.............            --            --       3,576,712       798,326              --           --
Prime Retail, Inc...........................       385,788            --       1,201,317       145,730         374,166       36,433
Prime Retail, Inc., preferred...............     1,142,112            --       1,016,032       154,350              --           --
Resource Asset Investment Trust.............     4,099,095       702,933       5,292,516       702,933       4,329,152      576,466
Encompass Services Corporation..............     1,186,381            --       6,187,518            --      10,000,000           --
Atlas Pipeline Partners.....................     1,472,552       178,314              --            --       2,621,370           --
Cargan City.................................        20,218            --              --            --
East-West Bancorp, Inc......................            --            --       4,102,329        46,800
                                              ------------   -----------    ------------   -----------    ------------   -----------
  Total Equity Investments & Dividends......  $ 43,792,930   $ 5,082,191    $ 80,477,633   $ 7,649,935    $ 69,298,690  $ 4,271,405
                                              ------------   -----------    ------------   -----------    ------------   -----------
Promissory Notes
Prime Capital Holding, LLC..................  $  1,825,137   $   902,418    $ 11,272,154   $ 1,808,451    $  7,947,365  $ 1,248,707
Prime Group Realty, Inc.....................            --            --       3,049,315       494,742              --           --
Prime Retail, Inc...........................    19,508,197     3,773,658       5,095,890     1,055,555              --           --
Prime Capital Funding I, LLC ...............     2,108,204       511,778              --            --
Kennedy-Wilson Inc..........................            --            --       3,510,608       511,411       5,506,849      749,264
Brookdale Living Communities................            --            --       1,493,151       224,727              --           --
                                              ------------   -----------    ------------   -----------    ------------   ----------
  Total Promissory Notes....................  $ 23,441,538   $ 5,187,854    $ 24,421,118   $ 4,094,886    $ 13,454,214  $ 1,997,971
                                              ------------   -----------    ------------   -----------    ------------   ----------
Cash & Cash Equivalents.....................  $ 10,352,859   $   464,067    $ 20,576,171   $   984,987    $ 84,496,947  $ 4,556,800
                                              ------------   -----------    ------------   -----------    ------------   ----------
  Total Investments and Cash & Cash
    Equivalents.............................  $273,816,534   $23,841,057    $290,445,349   $23,473,849    $336,814,783  $17,927,502
                                              ============   ===========    ============   ===========    ============   ==========

Competition

The Company's net income depends, in large part, on the Company's ability to acquire mortgage assets at favorable spreads over the Company's borrowing costs. In acquiring mortgage assets, the Company competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to the Company, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase by the Company. Many of the Company's anticipated competitors are significantly larger than the Company, have access to greater capital and other resources and may have other advantages over the Company. In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Company's common stock.

Employees

The Company does not have any employees. The Company is managed by FBR Management pursuant to the Management Agreement between the Company and FBR Management. All of the Company's executive officers are employees of FBR Group or one or more of its affiliates.

Management Agreement

   The Company has a management agreement with FBR Management, expiring on December 17, 2001. FBR Management is an affiliate of FBR. FBR Management performs portfolio management services on behalf of the Company. These services include, but are not limited to,

 . consulting with the Company on purchase and sale opportunities, . collection of information and submission of reports pertaining to the
   Company's assets, Interest rates, and general economic conditions, and . periodic review and evaluation of the performance of the Company's portfolio of assets.

   FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum, adjusted to reflect a quarterly period, of the remainder of the average invested assets of the Company during each calendar quarter. In December 1997, FBR Management also received options to purchase 1,021,900 shares of the Company's common stock at $20 per share. The estimated value of these options at the time of grant was $909,492, based on a discounted Black-Scholes valuation, and was amortized over the initial term of the management agreement. The value of these options has been fully amortized by the Company. FBR Management assigned options to acquire 51,045 shares to BlackRock Financial Management, Inc. ("BlackRock") in connection with the execution of a sub-management agreement between FBR Management and BlackRock that was terminated in February 2000. In addition, FBR Management agreed to the rescission of options to purchase 155,000 common shares in connection with the establishment of the Company's stock incentive plan.

   FBR Management is also entitled to receive incentive compensation based on the performance of the Company. Since December 31, 1998, FBR Management has been and continues to be entitled to a quarterly incentive fee calculated by reference to the preceding 12-month period. FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of the Company, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. No incentive compensation was earned during the periods presented.

   FBR Management previously engaged BlackRock to manage the Company's mortgage asset investment program as a sub-adviser. BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company, FBR. The agreement was terminated by FBR Management on February 14, 2000, and FBR Management entered into a new agreement with Fixed Income Discount Advisory Company, Inc. ("FIDAC") on February 14, 2000 to assume management of the Company's mortgage portfolio. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. FIDAC is a registered investment adviser under the Investment Adviser's Act of 1940. FIDAC, in its discretion, subject to the supervision of FBR Management and the Company's Board of Directors, evaluates and monitors the Company's mortgage portfolio.

   FIDAC is an affiliate of Annaly Mortgage Management, Inc., a mortgage REIT which is listed for trading on the New York Stock Exchange under the symbol "NLY." The Company owns approximately 3.3% of the outstanding common stock of Annaly. See "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations--Events since December 31, 2000."

   FBR Management may in the future enter into subcontracts with other parties, including affiliates of FBR, to provide other services to the Company.

Taxation

   The Company has elected to be taxed as a REIT under the federal income tax laws, commencing with its taxable year ended December 31, 1997, and the Company intends to continue to operate in a manner consistent with the REIT provisions of the federal income tax laws. The Company's qualification as a REIT depends on its ability to meet the various requirements imposed by the federal income tax laws, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

   Provided the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its net income that is distributed to shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from an investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income would be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax).
Even if the Company qualifies as a REIT, it will be subject to federal income and excise taxes on its undistributed income.

   If in any taxable year the Company fails to qualify as a REIT and, as a result, incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax, and the Company would not be compelled to make distributions under the federal income tax laws. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designated to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the Company's REIT election.

   The Company and its shareholders may be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the Company's federal income tax treatment.

Item 2.  Properties

   The Company occupies a portion of the office space in the headquarters building of Friedman, Billings, Ramsey Group, Inc. in Arlington, Virginia. The Company believes that its present facilities are adequate for its current and presently projected needs.

Item 3.  Legal Proceedings

   The Company is not currently a defendant or plaintiff in any material lawsuits or arbitrations.

   If plaintiffs in any future suits against the Company were to prosecute their claims successfully, or if the Company were to settle these suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. The Company carries very limited insurance that may cover only a portion of any such payments.

   In addition to these financial costs and risks, the defense of litigation or arbitration may divert the efforts and attention of the Company's management and staff, and the Company may incur significant legal expenses in defending such litigation or arbitration. This may be the case even with respect to claims and litigation that management believes to be frivolous, and the Company intends to defend vigorously any frivolous claims against it. The amount of time that management and other employees may be required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company.

   In addition, the Company's charter documents allow indemnification of the Company's officers, directors and agents to the maximum extent permitted under Virginia law. The Company has been and in the future may be the subject of indemnification assertions under these charter documents by officers, directors or agents of the Company who are or may become defendants in litigation.

Item 4.  Submission Of Matters To Vote Of Security Holders

   None.

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

   The principal market for trading the Company's common stock is the American Stock Exchange. The effective date of the Company's initial public offering was September 27, 1999. The high sale price of the Company's common stock for the year ended December 31, 2000, was $20.00 and the low sale price of the Company's common stock for the year ended December 31, 2000, was $9.75.

   According to the records of the Company's transfer agent, the Company had approximately 3.9 million shares outstanding as of December 31, 2000. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial shareholders represented by these record holders.

   The Company repurchased 1,921,909 shares of its common stock in 2000 at an average price of $13.23 per share and has repurchased an additional 411,900 shares of its common stock from January 1, 2001 through March 24, 2001, at an average price of $20.23 per share.

Dividends & Distribution Policy

   To maintain its status as a REIT for federal income tax purposes, the Company is required to distribute substantially all of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, the Company intends to declare regular quarterly dividends and to distribute any taxable income remaining at the end of a year with a first quarter dividend in the following year.

   The Board of Directors may change the dividend policy at any time. The Board of Directors will declare dividends based on:


 .  the taxable income of the Company;
 .  the financial condition of the Company;
 .  the distributions required to maintain REIT status and to avoid corporate income tax and the 4% excise tax; and
 .  other factors that the Board of Directors considers relevant.

   To date, the Company has declared the following dividends:

     For the Period                                     Total              Per Share
     --------------                                     -----              ---------
  12/15/97--12/31/97.......................         $   562,045(1)         $0.055
  01/01/98--03/31/98.......................           2,083,165             0.200
  04/01/98--06/30/98.......................           3,072,669             0.295
  07/01/98--09/30/98.......................           3,379,798(2)          0.360
  10/01/98--12/31/98(3)....................           2,563,058             0.300
  01/01/99--03/31/99.......................           2,741,872             0.325
  04/01/99--06/30/99.......................           2,702,498             0.380
  07/01/99--09/30/99.......................           2,844,734             0.400
  10/01/99--12/31/99(4)....................           2,903,718             0.500
  01/01/99--12/31/99(5)....................           1,355,182             0.250
  01/01/00--03/31/00.......................           2,803,475             0.550
  04/01/00--06/30/00.......................           2,553,436             0.600
  07/01/00--09/30/00.......................           2,423,296             0.600
  10/01/00--12/31/00(6)....................           2,356,996             0.600
  01/01/00--12/31/00(7)....................           1,374,914             0.350
                                                    -----------            ------
                                                    $35,720,856            $5.765
                                                    ===========            ------

(1) Includes $0.005 dividend declared in June 1998 and paid in July 1998 for shareholders of record as of December 31, 1997.
(2)  Dividend declared and paid in October 1998.
(3)  Dividend paid in January 1999.
(4) Dividend declared December 15, 1999, and paid on January 15, 2000, to shareholders of record as of December 31, 1999.
(5) Special dividend declared January 31, 2000, and paid on February 25, 2000, to shareholders of record as of February 11, 2000.
(6) Dividend declared December 14, 2000, and paid on January 16, 2001, to shareholders of record as of December 27, 2000.
(7) Special dividend declared December 14, 2000, and paid on January 16, 2001, to shareholders of record as of December 27, 2000.

   Through December 31, 2000, the Company had paid substantially all of its dividends out of current or accumulated earnings and profits. In 1998 10% of the dividends were a return of capital for federal income tax purposes. The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles.

   Distributions to shareholders will generally be subject to tax as ordinary income, although in appropriate circumstances a portion of a distribution may be designated by the Company as capital gain or may be determined to be a tax-free return of capital. The Company generally does not intend to declare more than a de minimus amount of dividends that are a return of capital for tax purposes, except in those instances where companies in which the Company invests determine that a portion of their dividends are a return of capital. The Company will furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

Item 6.   Selected Financial Data


                                                                For the Year Ended December 31,
                                                       -----------------------------------------------
                                                                 2000            1999             1998
                                                       -----------------------------------------------
Statement of Operations Data:
Interest income........................................   $18,758,866     $15,823,914      $13,656,097
Dividend income........................................     5,082,191       7,649,935        4,271,405
Interest expense.......................................    10,935,130       7,920,648        5,359,633
Management Fee expense.................................     1,078,713       1,329,063        1,520,725
Other expense..........................................       596,374       1,432,589        1,089,102
Net realized and recognized losses.....................    (2,866,360)     (7,648,960)      (8,369,807)
Net income.............................................     8,364,480       5,142,589        1,588,235
Basic and diluted income per share.....................          1.84            0.68             0.16
Dividends declared per share(1)........................          2.95            1.61             1.16
Weighted average basic and diluted shares..............   $ 4,543,532       7,523,715      $10,044,483

                                                                                As of December 31,
                                                                                ------------------
                                                                           2000                   1999
                                                                           ----                   ----
Selected Balance Sheet Data:
Mortgage-backed securities, at fair value................               $154,848,205          $236,014,844
Cash and cash equivalents................................                 36,810,566            13,417,467
Investments in equity securities, at fair value..........                 28,110,190            49,647,865
Notes receivable.........................................                  4,000,000            27,000,000
Total assets.............................................                225,804,067           330,180,460
Repurchase agreements....................................                133,896,000           221,714,000
Total liabilities........................................                138,963,483           225,637,739
Accumulated other comprehensive loss(2)..................                   (748,691)          (12,982,359)
Shareholders' equity.....................................                 86,840,584           104,542,721
Book value per share.....................................                      22.36                 18.00
Common shares issued and outstanding(3)..................               $  3,884,427          $  5,803,336



                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                 2000             1999             1998
                                                                 ----             ----             ----
Other Selected Data
Weighted average daily borrowings........................   $172,287,472     $143,231,112     $144,793,891
Average equity...........................................     90,393,190      130,269,059      182,750,145

 ---------
(1) Dividends are calculated and declared based on estimates of the Company's taxable income.
(2) Accumulated other comprehensive loss includes unrealized net loss on mortgage-backed securities of $530,869 as of December 31, 2000, unrealized net loss on mortgage-backed securities of $4,863,103 as of December 31, 1999, and unrealized net loss on investments in equity securities of $217,822 as of December 31, 2000, and $8,119,256 as of December 31, 1999.
(3) Reflects 6,531,400 and 4,609,491 shares of treasury stock repurchased as of December 31, 2000, and December 31, 1999, respectively.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview


   The Company targets investments in real estate assets and real estate-related companies. The Company has invested, and intends to continue investing in, whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mortgage loans, mortgage-backed securities, real property, and joint ventures formed to own real property. The Company invests in some of these assets indirectly through its investments in and loans made to REITs and other companies.

   As of December 31, 2000, the Company had:

 .  mortgage-backed securities totaling $154.8 million, which were financed with repurchase agreements totaling $133.9 million;
 .  investments in equity and debt securities of 4 companies with an total cost basis of $28.3 million and a total market value of $28.1 million; and . a loan to one company totaling $4 million.

  A summary of the Company's current investments, cash and cash equivalents is set forth at the end of this discussion.

Results of Operations

Net Income

   The Company's sources of income since inception have been (i) quarterly dividend earnings on its REIT holdings, (ii) interest earnings on its mortgage-backed securities, notes receivable, and cash and cash equivalents and (iii) gains on the sale of mortgage-backed securities and equity investments. The Company's primary sources of interest income to date have been its investments in fixed and variable rate mortgage-backed securities and outstanding loans. Interest income is recorded based on contractual rates of interest and amortization of any premium or discount associated with the original purchase. The amount of future contractual interest income received may be adversely affected in the event of prepayments or defaults on notes payable or mortgage loans underlying the mortgage-backed securities. Generally, when interest rates fall, prepayment rates may increase significantly. Accordingly, the Company's interest income for any given period may not be indicative of that for future interim or annual periods.

The following discussion sets forth the significant components of the Company's net income for the years ended December 31, 2000 and 1999

   The Company had net income for the year ended December 31, 2000 of $8.4 million, or $1.84 per share, compared to net income of $5.1 million or $0.68 per share for the corresponding period in 1999. The increase is primarily due to the reduction in recognized losses on available-for-sale equity securities.

   For the year ended December 31, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.68%. As of December 31, 2000, the Company had investments in 37 mortgage-backed securities. For the year ended December 31, 1999, the weighted average annual yield on the Company's mortgage-backed securities was 6.51%. As of December 31, 1999, the Company had investments in 39 mortgage-backed securities.

   The Company's interest income and dividend income increased to $23.8 million for the year ended December 31, 2000 from $23.5 million for the year ended December 31, 1999. This increase is primarily attributable to the Company's increased investment in mortgage-backed securities throughout most of 2000 and a corresponding increase in the average yield, thereby increasing the amount of interest income generated by the company's mortgage-backed security portfolio.

   For the year ended December 31, 2000, the weighted average annual yield on the Company's equity securities and promissory notes was 15.27%, compared to 11.20% for the year ended December 31, 1999, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and promissory notes. The average annual yield on all investments increased to 8.71% from 8.08%.The increase reflects the increased investment in higher yielding promissory notes and higher yielding mortgage backed securities.

   The Company incurred interest expense of $10.9 million for the year ended December 31, 2000. This represents 86.7% of the total expenses for the period. The Company incurred interest expense of $7.9 million for the year ended December 31,1999. This represents 74.2% of the total expenses for the period. The $3.0 million increase in interest expense reflects the 20.3% increase in weighted average borrowings under repurchase agreements to $172.3 million from $143.2 million and a corresponding increase in the borrowing rate for the year ended December 31, 2000 compared to the year ended December 31, 1999.

   Management fees for the year ended December 31, 2000, were $1.1 million compared to $1.3 million for the year ended December 31, 1999. The decrease is due to the Company's increased investment in mortgage-backed securities throughout most of 2000, and a corresponding reduction in the Company's other assets. The Company increased its mortgage-backed securities portfolio during the fourth quarter of 1999. The management fee the Company pays is lower for mortgage-backed securities.

   Professional fees consist primarily of legal and accounting fees. Professional fees were $388,407 for the year ended December 31, 2000, and $755,561 for the year ended December 31, 1999. The decreased fees are attributable to the reduction of legal and audit fees related to the recent registration statement of the Company's stock.

The following discussion sets forth the significant components of the Company's net income for the years ended December 31, 1999 and 1998

   The Company had net income for the year ended December 31, 1999 of $5.1 million, or $0.68 per share, compared to net income of $1.6 million or $0.16 per share for the corresponding period in 1998. The increase is primarily due to increased interest income on mortgage-backed securities and dividend income.
The Company did not begin investing in mortgage-backed securities until the second quarter of 1998.

   For the year ended December 31, 1999, the weighted average annual yield on the Company's mortgage-backed securities was 6.51%. As of December 31, 1999, the Company had investments in 39 mortgage-backed securities. For the year ended December 31, 1998, the weighted average annual yield on the Company's mortgage-backed securities was 6.19%. As of December 31, 1998, the Company had investments in 33 mortgage-backed securities.

   The Company's interest income and dividend income increased to $23.5 million for the year ended December 31, 1999 from $17.9 million for the year ended December 31, 1998. This 31.3% increase reflects the increase in investment of cash in higher yielding promissory notes and the increase in the number of dividend-paying equity securities.

   For the year ended December 31, 1999, the weighted average annual yield on the Company's equity securities and promissory notes was 11.20%, compared to 7.90% for the year ended December 31, 1998, based on interest and dividend income accrued on, and the weighted average carrying value of, equity securities and promissory notes. The average annual yield on all investments increased to 8.08% from 6.41%.

   The Company incurred interest expense of $7.9 million for the year ended December 31, 1999. This represents 74.2% of the total expenses for the period. The Company incurred interest expense of $5.4 million for the year ended December 31,1998. This represents 67.3% of the total expenses for the period. The Company did not begin to leverage its mortgage portfolio until May 1998.


   Management fees for the year ended December 31, 1999, were $1.3 million compared to $1.5 million for the year ended December 31, 1998. The decrease is due to the Company's increased investment in mortgage-backed securities during the fourth quarter of 1999. The management fee the Company pays is lower for mortgage-backed securities.

   Professional fees consist primarily of legal and accounting fees. Professional fees were $755,561 for the year ended December 31, 1999, and $436,885 for the year ended December 31, 1998. The increased fees are attributable to legal and audit fees related to the recent registration statement of the Company's stock and to costs associated with the acquisition of assets.

Interest and Dividend Income

   The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the years ended December 31, 2000, 1999 and 1998. Information is based on daily average balances during the period.


                                                                   Year Ended December 31, 2000
                                                                   ----------------------------
                                                   Interest/Dividend              Weighted          Weighted Average
                                                         Income                Average Balance       Annualized Yield
                                               -------------------------     ------------------     ------------------
Mortgage securities available for sale               $13,106,945                $196,229,207              6.68%
Investment in equity securities and
 promissory notes(1)                                  10,270,045                  67,234,468             15.27%

Cash and cash equivalents                                464,067                  10,352,859              4.48%
                                                     -----------                ------------              -----
  Total(4)                                           $23,841,057                $273,816,534              8.71%
                                                     ===========                ============              =====

                                                                   Year Ended December 31, 1999
                                                                   ----------------------------
                                                   Interest/Dividend              Weighted          Weighted Average
                                                         Income                Average Balance       Annualized Yield
                                               -------------------------     ------------------     ------------------
Mortgage securities available for sale              $10,744,041                $164,970,427                  6.51%
Investment in equity securities and
 promissory notes(2)                                 11,744,821                 104,898,751                 11.20%

Cash and cash equivalents                               984,987                  20,576,171                  4.79%
                                                     -----------                ------------                 -----
  Total(4)                                           $23,473,849                $290,445,349                 8.08%
                                                     ===========                ============                 =====


                                                                   Year Ended December 31, 1998
                                                                   ----------------------------
                                                   Interest/Dividend            Weighted          Weighted Average
                                                         Income              Average Balance      Annualized Yield
                                                     --------------          ---------------     -----------------
Mortgage securities available for sale                 $ 7,101,326             $169,564,932               6.19%
Investment in equity securities and
 promissory notes(3)                                     6,269,376               82,752,904               7.90%

Cash and cash equivalents                                4,556,800               84,496,947               5.39%
                                                       -----------             ------------               -----
  Total(4)                                             $17,927,502             $336,814,783               6.41%
                                                       ===========             ============               =====

(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Capital Funding I, LLC, and Prime Retail, Inc. These amounts are included as interest income in the Company's statements of income included in its financial statements.
(3) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, Prime Retail, Inc., and Prime Group Realty, L.P. , Kennedy-Wilson, Inc., and Brookdale Living Communities. These amounts are included as interest income in the Company's statements of income included in its financial statements.
(4) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC, and Kennedy-Wilson, Inc.
(5) The Company accrues dividend income based on declared dividends for the periods presented.

Interest Expense


   The following table sets forth information regarding the total amount of interest expense from repurchase agreements, including the net amount payable under the interest rate swap agreement and the resultant average yields. Information is based on daily average balances during the reported periods.

                                               Year ended December 31, 2000
                                                ----------------------------
                                                             Weighted        Weighted
                                          Interest            Average        Average
                                           Expense           Balance(1)      Expense
                                           -------          ----------       -------
   Repurchase agreements                 $10,905,916      $172,287,472        6.33%
                                         ===========      ============        =====

(1) At December 31, 2000, the Company had $133,896,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 16 days.


                                                      Year ended December 31, 1999
                                                      ----------------------------
                                                                 Weighted         Weighted
                                                Interest        Average          Average
                                                 Expense       Balance(1)        Expense
                                                 -------       ----------        -------
   Repurchase agreements                       $7,920,648      $143,231,112       5.53%
                                               ===========     =============      =====

(1) At December 31, 1999, the Company had $221,714,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 45 days.


                                                       Year ended December 31, 1998
                                                       ----------------------------
                                                                 Weighted            Weighted
                                             Interest            Average            Average
                                              Expense            Balance(1)         Expense
                                              -------            ----------         -------
   Repurchase agreements                      $5,359,633         $144,793,891        5.82%
                                              ==========         ============        ======

(1) At December 31, 1998, the Company had $128,550,000 outstanding under repurchase agreements, with a weighted-average remaining maturity of 73 days. The Company began its repurchase agreement program on May 13, 1998.

Changes in Financial Condition

Mortgage-Backed Securities Available-for-Sale

   The Company invests in mortgage-backed securities that are agency pass-through securities representing a 100% interest in the underlying conforming mortgage loans. Conforming loans comply with the underwriting requirements for purchase by Fannie Mae, Freddie Mac, and Ginnie Mae. These securities bear little risk of credit loss due to defaults because they are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

   The Company held mortgage-backed securities of $154.8 million as of December 31, 2000. The Company held mortgage-backed securities of $236.0 million on December 31, 1999.

   Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At December 31, 2000, the amount of unamortized premium, net of discounts, recorded in the Company's statement of financial condition was $1.7 million. At December 31, 1999, the amount of unamortized discount, net of premiums, recorded in the Company's statement of financial condition was $1,213.

   Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the mortgage-backed securities comprising the current portfolio, all other factors being equal, the Company's net interest income would decrease, as the Company would be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life of the mortgage-backed securities, all other factors being equal, the Company's net interest income would increase, as the Company would be required to amortize its net premium balance over a longer time period.

   The Company received mortgage principal repayments equal to $23.7 million for the year ended December 31, 2000. The Company received mortgage principal repayments equal to $30.4 million for the year ended December 31, 1999.

   At December 31, 2000, $0.2 million of net unrealized losses on equity securities and $0.5 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss. At December 31, 1999, $8.1 million of net unrealized losses on equity securities and $4.9 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss. See "Stockholders' Equity" elsewhere in "Management's Discussion and Analysis".

Repurchase Agreements

   To date, the Company's debt has consisted mainly of borrowings collateralized by a pledge of most of the Company's mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

   The Company had $133.9 million outstanding under repurchase agreements with several financial institutions on December 31, 2000. The Company had $221.7 million outstanding under repurchase agreements on December 31, 1999. At December 31, 2000, the ratio of the Company's repurchase agreement to shareholder's equity was 1.5 to 1.

   At December 31, 2000, the term to maturity of the Company's borrowings had been limited to 60 days with a weighted average remaining maturity of 16 days and a weighted average cost of funds on outstanding borrowings of 6.57%.

   At December 31, 1999, the term to maturity of the Company's borrowings had been limited to 60 days with a weighted average remaining maturity of 45 days and a weighted average cost of funds on outstanding borrowings of 5.83%.

Contractual Commitments

   The Company is a party to an interest rate swap agreement to offset the potential adverse effects of rising interest rates under some of its short-term repurchase agreements. That agreement is with Salomon Brothers Holding Company Inc. ("Salomon"). Salomon Smith Barney Holdings, Inc., the parent company of Salomon Brothers Holding Company Inc., has a long-term debt rating of "A" by S&P. Under the swap agreement with Salomon, the Company receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments based on a fixed interest rate of approximately 5.9% based upon the $50 million notional amount of the swap.

   The swap became effective on June 1, 1998, and matures on June 1, 2001. At December 31, 2000, the interest rate payable to the Company by Salomon was 6.69%. At December 31, 1999, the interest rate payable to the Company by Salomon was 6.12%. The timing of quarterly receipts under the swap approximates the timing of the repricing dates for the repurchase agreements. The payments received under the swap agreement have substantially offset the interest payments under the repurchase agreements. In some circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement or may be entitled to receive collateral from the counterparty to the swap agreement. At December 31, 2000, and December 31, 1999, $500,000 of collateral was required under the interest rate swap agreement.

Capital Resources and Liquidity

   Liquidity is a measurement of the Company's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage-backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives, fund operating expenses for at least the next twelve months and repurchase shares of the Company common stock. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company's needs ever exceed these sources of liquidity, management believes the Company's mortgage-backed securities could be sold, in most circumstances, to provide cash.

   For the year ended December 31, 2000, the Company's operating activities resulted in net cash flows of $13.9 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the year ended December 31, 1999, the Company's operating activities provided net cash flows of $9.7 million. For the year ended December 31, 1998, the Company's operating activities provided net cash flows of $11.2 million.

   For the year ended December 31, 2000, the Company's investing activities resulted in net cash provided of $134.8 million compared to net cash used for the year ended December 31, 1999 of $82.6 million. The increase is primarily attributable to a reduction in purchases of mortgage-backed securities during 2000. For the year ended December 31, 1998, the Company's investing activities resulted in net cash used of $232.3 million.

   For the year ended December 31 2000, net cash used for the Company's financing activities was $125.3 million compared to net cash provided by financing activities for the year ended December 31, 1999, of $45.2 million. The decrease in cash provided from financing activities is primarily attributable to a reduction in borrowings under repurchase agreements. For the year ended December 31, 1998, net cash provided by the Company's financing activities was $99.0 million

Shareholders' Equity

   The Company accounts for its investments in mortgage-backed securities and other equity instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company has classified these investments as "available-for-sale." Securities classified as available for sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income.

   Also in accordance with SFAS 115, management must regularly evaluate whether declines in the market value of its securities available-for-sale are other than temporary. In performing this evaluation, the Company looks to the financial condition and business performance of each investment relative to that expected at the time of purchase. The Company also evaluates overall economic and industry-specific conditions.

   If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its estimated fair value. As of December 31, 2000, the value of the equity securities in the Company's portfolio had declined from $32.6 million as of the date the investments were made to $28.1 million. Declines have been recorded as accumulated other comprehensive income in the statement of financial condition. In 2000, the Company recognized and charged to income losses of $5.6 million on its investments in Encompass Services Corporation, Resource Asset Investment Trust, and Prime Retail, Inc. In 1999, the Company realized and charged to income losses of $10.9 million on its investments in Imperial Credit Commercial Mortgage Investment Corp. and Anthracite Capital Corp. See Note 6 of "Notes to Financial Statements--Equity Investments"

  With respect to each of the Company's equity investments, management believes that, as of December 31, 2000, their decline in fair value was temporary. Further, the Company has the intent and ability to hold each of its investments to allow for the anticipated recovery in stock prices. There can be no assurance, however, that other charges will not be required in future periods.

   As a result of "mark-to-market" accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than those of companies who do not make investments in marketable and non-marketable debt and equity securities. As a result, comparisons with these companies may not be meaningful.


  The Company repurchased the following shares of it's common stock in 2000, 1999 and 1998.


Year                        Shares              Cost            Average price per share
- ----                        ------              ----            -----------------------

   2000                       1,921,909         $25,420,635            $13.23
   1999                       2,737,191         $37,142,146            $13.57
   1998                       1,872,300         $24,070,663            $12.86
                              ---------         -----------            ------
   Totals                     6,531,400         $86,633,444            $13.26



Market Risk

   Market risk generally represents the risk of loss that can result from a change in the prices of equity securities in the equity market, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. None of these investments are held for trading purposes.

Interest Rate Risk

   The Company is subject to interest rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to interest rate risk primarily through the use of interest rate swaps.

   The Company's primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. The Company finances its investment in mortgage-backed securities through repurchase agreements. If short-term interest rates increase, the Company's profit margin in mortgage-backed securities will decrease. Also, the Company's ability to sell mortgage-backed securities to retire repurchase agreement indebtedness may be restricted by its need to comply with certain tax provisions applicable to REITs.

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

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001.

   Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash-flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the hedged cash flows.

   As previously discussed, the Company uses interest rate swaps to hedge the variablity in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swap is an effective hedge under FAS 133 and as a result the interest rate swap will be carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

   The table that follows shows the expected change in market value for the Company's current mortgage-backed securities and interest rate swaps under several interest rate "shocks." Interest rates are defined by the U.S.
Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

   Changes in value are measured as percentage changes form their respective values presented in the column labeled "Value at 12/31/00." Actual results could differ significantly from these estimates.

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


                                                                                                    Value at
                                                                                                   12/30/00
                                                                                                    with 100
                                                      Value at 12/30/00                            basis point
                                                        with 100 basis                             decrease in
                                Value at              point increase in           Percent            interest          Percent
                                 12/30/00(1)            interest rates            Change              rates            Change
                              ---------------------------------------------------------------------------------------------------
Assets
Mortgage securities            $154,848,205                $145,153,479                (6.26)%     $155,838,219             0.64%
Other                            70,955,862                  70,955,862                     -        70,955,862                -
 Total Assets                  $225,804,067                $216,109,341                (4.29)%     $226,794,081             0.44%
                               ============                ============                            ============
Liabilities
Interest rate swap             $   (137,949)(2)                (260,847)(2)                        $(13,664)(2)
Other                           138,963,483                 138,963,483                             138,963,483
 Total Liabilities             $138,825,534                $138,702,636                (0.09)%     $138,949,819             0.09%
                               ------------                ------------                            ------------
Shareholders' Equity
Common stock                   $    104,158                $    104,158                     -      $    104,158                -
Paid-in-capital                 194,097,193                 194,097,193                     -       194,097,193                -
 Accumulated other
  comprehensive income
  (loss)                           (610,742)                (10,182,570)           (1,567.25)%          254,987           141.75%

Retained earnings                                                                           -
    (deficit)                   (19,771,491)                (19,771,491)                            (19,771,491)               -
Treasury stock                  (86,840,585)                (86,840,585)                    -       (86,840,585)               -

Total Shareholders' Equity
                               $ 86,978,533(2)             $ 77,406,705               (11.00)%     $ 87,844,262             1.00%

Total Liabilities and
 Shareholders' Equity          $225,804,067                $216,109,341                (4.29)%     $226,794,081             0.44%
                               ============                ============                            ============

(1)  Includes Accrued Interest.
(2) In accordance with GAAP, the fair value of interest rate swaps accounted for as hedges is not recorded. Accordingly, the carrying value of the interest rate swap in the Company's financial statements is $0. See Note 2 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of December 31, 2000. As of December 31, 2000, interest payments received under the swap agreement were based on an interest rate of 6.69% while interest payments made were based on an interest rate of 5.96%.

   As shown above, the portfolio generally will benefit more from a decline in interest rates than it will be adversely affected by a similar-scale increase. This effectively may limit investors' upside potential in a market rally.

   The value of the Company's investments in other companies is also likely to be affected by significant changes in interest rates. First, many of the companies are exposed to risks similar to those identified above as being applicable to the Company's direct investments. Second, the REITs in which the Company has invested tend to trade on a yield basis. As interest rates increase, the yield required by investors in REITs, thrifts and other financial institutions increases with the result that market values decline. Finally, changes in interest rates often affect market prices of equity securities generally. Because each of the companies in which the Company invests has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which the Company has invested.

Equity Price Risk

   The Company is exposed to equity price risk as a result of its investments in equity securities of REITs and other real estate related companies. Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

   While it is impossible to project with any exactitude what factors may affect the prices of equity sectors and how much that might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December 31, 2000.

                                                      Value at                                   Value at
                                                     December 31,                            December 31,
                                                      2000 with                                2000 with
                                  Value at           10% increase             Percent         10% decrease          Percent
                             December 31, 2000         in price               Change            in price            Change
                             -----------------         --------               ------            --------            ------

Assets
 Equity securities               $ 28,110,190         $ 30,921,209             10.00%          $ 25,299,171          (10.00%)
 Other                            197,693,877          197,693,877                 -            197,693,877               -
                                 ------------         ------------                             ------------
   Total Assets                  $225,807,067         $228,615,086              1.24%          $222,993,048           (1.24%)
                                 ============         ============                             ============
Liabilities                      $138,963,483         $138,963,483                 -           $138,963,483               -
                                 ------------         ------------                             ------------
Shareholders' Equity
 Common stock                    $    104,158         $    104,158                 -           $    104,158               -
 Paid-in-capital                  194,097,193          194,097,193                 -            194,097,193               -
 Accumulated comprehensive
  income (loss)                      (748,691)           2,062,328            375.46%            (3,559,710)        (375.46%)

 Retained earnings
  (deficit)                       (19,978,632)         (19,978,632)                -            (19,978,632)              -

 Treasury stock                   (86,633,444)         (86,633,444)                -            (86,633,444)              -
                                 ------------         ------------                             ------------
 Total Shareholders' Equity      $ 86,840,584         $ 89,651,603              3.24%          $ 84,029,565           (3.24%)
                                 ------------         ------------                             ------------
 Total Liabilities and
  Shareholders' Equity           $225,804,067         $228,615,086              1.24%          $222,993,048           (1.24%)
                                 ============         ============                             ============
Book value per share             $      22.36         $      23.08              3.24%          $      21.63           (3.24%)

   Except to the extent that the Company sells its equity investments, an increase or decrease in the market value of those assets will not directly affect the Company's earnings, although an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company's earnings. If the Company had sold all of its equity investments on December 31, 2000, the Company would have incurred a loss of approximately $0.2 million which would have been charged to earnings.

Events Since December 31, 2000

   On January 24, 2001, the Company purchased 800,000 shares, or approximately 3.3%, of the outstanding, common stock of Annaly Mortgage Management, Inc. at a price of $8.93 per share in a non-underwritten public offering which was held concurrently with a secondary underwritten public stock offering of Annaly's common stock. Friedman, Billings, Ramsey & Co. Inc., an affiliate of FBR, was the lead underwriter in the underwritten stock offering. An affiliate of Annaly is the sub-manager of the Company's mortgage portfolio.

   On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 12% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matures on June 29, 2001, subject to a one-time right of the borrower to extend the loan through September 30, 2001, upon payment of an extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of unimproved land owned by Prime Aurora and located in Aurora, Illinois. No assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan. PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.

Item 8.  Financial Statements and Supplementary Data

   The information required by Item 8 is set forth in Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

                                    PART II

Item 10.   Directors and Executive Officers of the Registrant

   The information regarding directors required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 24, 2001, under the headings "Proposal No. 1-
- -Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

Item 11.   Executive Compensation

   The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 24, 2001, under the heading "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 24, 2001 under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.   Certain Relationships and Related Transactions

   The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on or around May 24, 2001, under the heading "Certain Relationships and Related Transactions."

                                    PART III

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements.   The following consolidated financial statements
of the Company included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, filed as Exhibit 13.01 to this Form 10-K, are incorporated by reference into this Item 14:

                                                                                                       Pages
                                                                                                      -------
   Report of Independent Public Accountants.........................................................    F-2
   Statements of Financial Condition as of December 31, 2000 and 1999...............................    F-3
   Statements of Income for the Years ended December 31, 2000, 1999 and 1998........................    F-4
   Statements of Changes in Shareholders' Equity for the Years ended December 31, 2000, 1999 and
       1998 ........................................................................................    F-5
   Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998....................    F-6
   Notes to Financial Statements....................................................................    F-7

   2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

   3. Following is a list of exhibits to this Form 10-K, which are incorporated by reference into this Item 14.

   Exhibit
   Number                   Exhibit Title
   ------                   -------------

         3.01  Registrant's Articles of Incorporation.*
         3.02  Registrant's bylaws.*
         4.01  Form of Specimen Certificate for Registrant's Common Stock.*
        10.01  Management Agreement, dated December 17, 1997, by and between the Company and Friedman, Billings,
               Ramsey Investment Management, Inc.*
        10.02  Agreement to Extend and Amend Management Agreement, dated December 17, 1999, by and between the
               Company and Friedman, Billings, Ramsey Investment Management, Inc.**
        10.03  Agreement to Extend and Amend Management Agreement, dated December 17, 2000, by and between the
               Company and Friedman, Billings, Ramsey Investment Management, Inc.
        10.04  License Agreement, dated December 17, 1997, by and between the Company and Friedman, Billings,
               Ramsey Group, Inc.*
        10.05  Stock Option Agreement, dated December 17, 1997, by and between the Company and Friedman, Billings,
               Ramsey Investment Management, Inc.*
        10.06  Sub-Management Agreement, dated February 14, 2000, by and between Friedman, Billings, Ramsey
               Investment Management, Inc. and Fixed Income Discount Advisory Company, Inc.**
        10.07  Stock Incentive Plan.*
        13.01  Annual Report to Shareholders for the Year ended December 31, 2000.
        21.01  List of Subsidiaries of the Registrant.*

- ---------------
* Filed with the SEC as part of the Company's Registration Statement on Form S-11, as amended, Registration No. 333-67343.
** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

                              FINANCIAL STATEMENTS

Index to Financial Statements

                                                                                                            Page
                                                                                                           -------
Report of Independent Public Accountants .........................................................           F-2

Statements of Financial Condition as of December 31, 2000, and December 31, 1999..................           F-3

Statements of Income for the Years Ended December 31, 2000, December 31, 1999, and
    December 31, 1998..............................................................................          F-4

Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000,
  December 31, 1999 and December 31, 1998..........................................................          F-5

Statements of Cash Flows for the Years Ended December 31, 2000, December 31, 1999 and
  December 31, 1998 and............................................................................          F-6

Notes to Financial Statements......................................................................          F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
FBR Asset Investment Corporation:

   We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                              /s/   Arthur Andersen LLP

Vienna, Virginia
January 31, 2001

FBR Asset Investment Corporation
Statements of Financial Condition as of December 31, 2000 and December 31, 1999
================================================================================

                                                                                     2000                1999
                                                                                 ------------        ------------
ASSETS
  Mortgage-backed securities, pledged as collateral, at fair value........       $144,867,416        $228,930,067
  Mortgage-backed securities, at fair value...............................          9,980,789           7,084,777
  Investments in equity securities, at fair value.........................         28,110,190          49,647,865
  Cash and cash equivalents...............................................         36,810,566          13,417,467
  Due from custodian......................................................                 --             806,093
  Notes receivable........................................................          4,000,000          27,000,000
  Dividends receivable....................................................            818,728           1,400,897
  Prepaid expenses and other assets.......................................            221,628             253,516
  Interest receivable.....................................................            994,750           1,639,778
                                                                                 ------------        ------------
     Total assets.........................................................       $225,804,067        $330,180,460
                                                                                 ============        ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Repurchase agreements...................................................       $133,896,000        $221,714,000
  Interest payable........................................................            844,841             487,222
  Dividends payable.......................................................          3,731,911           2,891,368
  Management fees payable.................................................             78,727             237,167
  Accounts payable and accrued expenses...................................            237,218             129,677
  Other...................................................................            174,786             178,305
                                                                                 ------------        ------------
     Total liabilities....................................................        138,963,483         225,637,739
Shareholders' Equity:
  Preferred stock, par value $.01 per share, 50,000,000 shares
  authorized..............................................................                 --                  --
  Common stock, par value $.01 per share, 200,000,000 shares authorized, 10,415,827 shares issued as of December 31, 2000 and
  1999, respectively......................................................            104,158             104,158
  Additional paid-in capital..............................................        194,097,193         194,097,193
  Accumulated other comprehensive loss....................................           (748,691)        (12,982,359)
  Retained deficit........................................................        (19,978,632)        (15,463,462)
  Treasury stock, at cost, 6,531,400 shares and 4,609,491 shares as of
  December 31, 2000 and 1999, respectively................................        (86,633,444)        (61,212,809)
                                                                                 ------------        ------------
     Total shareholders' equity...........................................         86,840,584         104,542,721
                                                                                 ------------        ------------
     Total liabilities and shareholders' equity...........................       $225,804,067        $330,180,460
                                                                                 ============        ============

==============================================================================
The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
================================================================================

                                                                             Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    2000                   1999                  1998
                                                                -----------           ------------           -----------
Income:
 Interest..............................................         $18,758,866           $ 15,823,914           $13,656,097
 Dividends.............................................           5,082,191              7,649,935             4,271,405
                                                                -----------           ------------           -----------
     Total income......................................          23,841,057             23,473,849            17,927,502
                                                                -----------           ------------           -----------
Expenses:
 Interest expense......................................          10,935,130              7,920,648             5,359,633
 Management fee expense................................           1,078,713              1,329,063             1,520,725
 Professional fees.....................................             388,407                755,561               436,885
 Insurance.............................................              91,152                 41,325                52,769
 Amortization of stock options issued to manager.......                  --                454,746               454,746
 Other.................................................             116,815                180,957               144,702
                                                                -----------           ------------           -----------
     Total expenses....................................          12,610,217             10,682,300             7,969,460
                                                                -----------           ------------           -----------
Realized gain (loss) on sale of mortgage-backed
securities, net........................................              67,358               (358,692)              176,048

Realized gain on sale of available-for-sale equity
securities, net.........................................          2,692,304              3,597,190                    --

Recognized loss on available-for-sale equity
securities.............................................          (5,626,022)           (10,887,458)           (6,615,000)
Realized loss on interest rate hedge...................                  --                     --            (1,930,855)
                                                                -----------           ------------           -----------
Net income.............................................         $ 8,364,480           $  5,142,589           $ 1,588,235
                                                                ===========           ============           ===========
Basic and diluted earnings per share...................         $      1.84           $       0.68           $      0.16
                                                                ===========           ============           ===========
Weighted-average common and equivalent shares..........           4,543,532              7,523,715            10,044,483
                                                                ===========           ============           ===========

================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
================================================================================

                                                                             Additional      Retained
                                                                  Common       Paid in       Earnings       Treasury
                                                                   Stock       Capital       (Deficit)        Stock
                                                                 ---------  -------------  -------------  -------------
Balance, December 31, 1997                                        $102,190   $189,528,668  $    135,971   $         --
                                                                 ---------  -------------  ------------   ------------
 Issuance of common stock                                            1,968      3,659,033            --             --
 Repurchase of common stock                                             --             --            --    (24,070,663)
 Options issued to manager                                              --        909,492            --             --
 Net income                                                             --             --     1,588,235             --
 Other comprehensive loss
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive loss
 Dividends                                                              --             --   (11,149,785)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 1998                                         104,158    194,097,193    (9,425,579)   (24,070,663)
                                                                 ---------  -------------  ------------   ------------
 Repurchase of common stock                                             --             --            --    (37,142,146)
 Net income                                                             --             --     5,142,589             --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive income                                                   --             --            --             --
 Dividends                                                              --             --   (11,180,472)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 1999                                         104,158    194,097,193   (15,463,462)   (61,212,809)
                                                                 =========  =============  ============   ============
 Repurchase of common stock                                             --             --            --    (25,420,635)
 Net income                                                             --             --     8,364,480             --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive income                                                   --             --            --             --
 Dividends                                                              --             --   (12,879,650)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 2000                                        $104,158   $194,097,193  $(19,978,632)  $(86,633,444)
                                                                 =========  =============  ============   ============

                                                                  Accumulated
                                                                     Other
                                                                  Comprehensive                 Comprehensive
                                                                     (Loss)          Total      Income (Loss)
                                                                  -----------     ----------    --------------
Balance, December 31, 1997                                        $         --    $189,766,829
                                                                  ------------    ------------
 Issuance of common stock                                                   --       3,661,001
 Repurchase of common stock                                                 --     (24,070,663)
 Options issued to manager                                                  --         909,492
 Net income                                                                 --       1,588,235   $ 1,588,235
 Other comprehensive loss
 Change in unrealized loss on available-for-sale securities         (9,800,530)     (9,800,530)   (9,800,530)
                                                                                                 -----------
 Comprehensive loss                                                                              $(8,212,295)
                                                                                                 ===========
 Dividends                                                                  --     (11,149,785)
                                                                  ------------    ------------
Balance, December 31, 1998                                         (9,800,530)    150,904,579
                                                                  ------------    ------------
 Repurchase of common stock                                                 --     (37,142,146)
 Net income                                                                 --       5,142,589   $ 5,142,589
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities         (3,181,829)     (3,181,829)   (3,181,829)
                                                                                                 -----------
 Comprehensive income                                                       --              --   $ 1,960,760
                                                                                                 ===========
 Dividends                                                                  --     (11,180,472)
                                                                  ------------    ------------
Balance, December 31, 1999                                         (12,982,359)    104,542,721
                                                                  ============    ============
 Repurchase of common stock                                                 --     (25,420,635)
 Net income                                                                 --       8,364,480   $ 8,364,480
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities         12,233,668      12,233,668    12,233,668
                                                                                                 -----------
 Comprehensive income                                                       --              --   $20,598,148
                                                                                                 ===========
 Dividends                                                                  --     (12,879,650)
                                                                  ------------    ------------
Balance, December 31, 2000                                        $   (748,691)   $ 86,840,584
                                                                  ============    ============

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Years Ended December 31,  2000, 1999 and 1998
==============================================================================


                                                                                For the Year Ended December 31
                                                                    -----------------------------------------------------------
                                                                          2000                  1999                  1998
                                                                     -------------         -------------         -------------
Cash flows from operating activities:
 Net income...................................................       $   8,364,480         $   5,142,589         $   1,588,235
 Adjustments to reconcile net income to net cash
  Provided by operating activities--
  Recognized loss on available-for-sale equity securities.....           5,626,022            10,887,458             6,615,000
  Realized gain on sale of mortgage-backed and equity
  securities..................................................          (2,759,662)           (3,238,498)             (176,048)
    Amortization..............................................               4,717               456,342               456,342
    Premium amortization on mortgage-backed securities........             296,626               682,695               777,179
    Changes in operating assets and liabilities:
     Due from custodian.......................................             806,093              (806,093)                   --
     Due from affiliate.......................................                  --                    --               545,827
     Dividends receivable.....................................             582,169              (530,420)             (435,760)
     Interest receivable......................................             645,028               330,270            (1,962,048)
Prepaid expenses..............................................              31,888              (248,799)                   --
Management fees payable.......................................            (158,440)           (1,038,347)            1,216,891
Accounts payable and accrued expenses.........................             107,539               (95,256)              212,933
 Interest payable.............................................             357,619               177,126               310,096
 Due to custodian.............................................                  --            (2,041,230)            2,041,230
Other.........................................................              (3,519)                5,479               (17,174)
                                                                     -------------         -------------         -------------
       Net cash provided by operating activities..............          13,900,560             9,683,316            11,172,703
                                                                     -------------         -------------         -------------
Cash flows from investing activities:
 Purchase of mortgage-backed securities.......................         (40,917,985)         (282,288,201)         (221,156,241)
  Investments in equity securities............................          (1,801,410)          (11,454,320)          (64,876,250)
  Investments in notes receivable.............................          (4,000,000)          (59,113,179)          (19,531,559)
  Repayment of notes receivable...............................          27,000,000            51,196,100             3,531,559
 Proceeds from sale of mortgage-backed securities.............         101,529,084           160,809,435            48,533,267
 Proceeds from sale of equity securities......................          29,239,857            27,894,010                    --
 Receipt of principal payments on mortgage-backed securities..          23,720,735            30,376,288            21,204,987
                                                                     -------------         -------------         -------------
      Net cash provided by (used in) investing activities.....         134,770,281           (82,579,867)         (232,294,237)
                                                                     -------------         -------------         -------------

Cash flows from financing activities:
  Repurchase of common stock..................................         (25,420,635)          (37,142,146)          (24,070,663)
    Proceeds from issuance of common stock....................                  --                    --             3,661,001
    Proceeds from (repayments of) repurchase agreements                (87,818,000)           93,164,000           128,550,000
    Dividends paid............................................         (12,039,107)          (10,852,162)           (9,097,677)
                                                                     -------------         -------------         -------------
      Net cash (used in) provided by financing activities.....        (125,277,742)           45,169,692            99,042,661
                                                                     -------------         -------------         -------------
Net increase (decrease) in cash and cash equivalents..........          23,393,099           (27,726,859)         (122,078,873)
Cash and cash equivalents, beginning of the period............          13,417,467            41,144,326           163,223,199
                                                                     -------------         -------------         -------------
Cash and cash equivalents, end of the period..................       $  36,810,566         $  13,417,467         $  41,144,326
                                                                     =============         =============         =============
Supplemental disclosure:
Securities purchased but not settled
    and non-cash investing activities.........................       $          --         $          --         $   9,888,384
Cash payments for interest....................................       $  10,577,511         $   7,743,522         $   5,049,537

==============================================================================

The accompanying notes are an integral part of these statements.

                        FBR ASSET INVESTMENT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Note 1   Organization and Nature of Operations

   FBR Asset Investment Corporation ("FBR Asset" or the "Company") was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital.

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

   Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as "due to or due from custodian" in FBR Asset's Statement of Financial Condition.

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

                        FBR ASSET INVESTMENT CORPORATION

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

   The following tables summarize FBR Asset's mortgage-backed securities as of December 31, 2000 and 1999:

                                                                                                                 Total Mortgage
December 31, 2000                          Freddie Mac              Fannie Mae              Ginnie Mae               Assets
- -----------------                          -----------              ----------              ----------               ------
Mortgage-backed securities,
 available for sale-principal              $85,927,247               $58,134,867            $ 9,660,054           $153,722,168

Unamortized premium                            413,946                   669,906                573,054              1,656,906
                                           -----------               -----------            -----------           ------------

Amortized cost                              86,341,193                58,804,773             10,233,108            155,379,074
Gross unrealized gains                         138,622                   424,165                     __                562,787
Gross unrealized losses                       (380,578)                 (411,713)              (301,365)            (1,093,656)
                                           -----------               -----------            -----------           ------------
Estimated fair value                       $86,099,237               $58,817,225            $ 9,931,743           $154,848,205
                                           ===========               ===========            ===========           ============


   During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00%.

                                                                             Total Mortgage
December 31, 1999                Freddie Mac    Fannie Mae      Ginnie Mae       Assets
- -----------------                -----------    ----------     ----------        ------
Mortgage-backed securities,
 available for sale-principal     $79,490,738   $107,859,276    $54,517,427     $241,867,441

Unamortized premium                   359,594     (1,190,013)       829,206           (1,213)
                                  -----------    -----------     ----------      -----------
Amortized cost                     79,850,332    106,669,263     55,346,633      241,866,228
Gross unrealized gains                     __             __             __               __
Gross unrealized losses            (2,797,261)    (2,196,860)      (857,263)      (5,851,384)
                                  -----------   ------------    -----------     ------------
Estimated fair value              $77,053,071   $104,472,403    $54,489,370     $236,014,844
                                  ===========   ============    ===========     ============


   During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss. For the year ended December 31, 1999 the weighted average coupon rate on mortgage-backed securities was 6.79%.

 Repurchase Agreements

   FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

                        FBR ASSET INVESTMENT CORPORATION

   At December 31, 2000, FBR Asset had $133.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.57% as of the end of the period and a remaining weighted-average term to maturity of 16 days. At December 31, 2000, mortgage-backed securities pledged had an estimated fair value of $144.9 million. At December 31, 2000, the repurchase agreements had remaining maturities of between 2 and 33 days. For the year ended December 31, 2000 the weighted average borrowing rate was 6.33% and the weighted average repurchase agreement balance was $172.3 million.

   At December 31, 1999, FBR Asset had $221.7 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.83% as of the end of the period and a remaining weighted-average term to maturity of 45 days. At December 31, 1999, mortgage-backed securities pledged had an estimated fair value of $228.9 million. At December 31, 1999, the repurchase agreements had remaining maturities of between 38 and 45 days. For the year ended December 31, 1999 the weighted average borrowing rate was 5.53% and the weighted average repurchase agreement balance was $143.2 million.

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

   At December 31, 2000 and 1999, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $137,949 and $468,422 at December 31, 2000, and December 31, 1999, respectively.

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001.

                        FBR ASSET INVESTMENT CORPORATION

   Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash-flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the hedged cash flows.

   As previously discussed, the Company uses interest rate swaps to hedge the variablity in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swap is an effective hedge under FAS 133 and as a result the interest rate swap will be carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

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

   Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the record date.

   Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities."

 Notes Receivable

   In November, 1999, FBR Asset made a $20 million loan to Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail") secured by equity interests in limited partnerships and limited liability companies that own commercial real estate. The loan's original maturity date, as previously extended, was June 30, 2000, and the loan bore interest at 15% per annum through that date. The maturity date was

                        FBR ASSET INVESTMENT CORPORATION
extended to August 14, 2000, with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail loan went into default when it remained unpaid at the close of business on August 14, 2000. Commencing August 15, 2000, the note began accruing interest at a default rate initially set at 21% per annum, and increasing by 0.50% increments at the end of each subsequent 30-day period. On December 22, 2000, Prime Retail repaid the entire principal balance of the note and all interest accrued thereon, and FBR Asset's expenses incurred in connection with the loan.

   On July 17, 2000, FBR Asset extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital") pursuant to a Sixty-Day Loan and Security Agreement. The loan bore interest at a rate of 18% per annum and was secured by a pledge of two mortgage notes owned by Prime Capital (the "Collateral Mortgage Notes") with an aggregate principal balance of approximately $11.28 million, both of which notes were secured by deeds of trust on the same three commercial real estate properties. This loan to Prime Capital was due in full on September 17, 2000. On September 29, 2000, Prime Capital conveyed the Collateral Mortgage Notes to FBR Asset in exchange for FBR Asset's cancellation of Prime Capital's indebtedness under the $4 million loan. In connection with this conveyance Prime Capital also agreed to repurchase the Collateral Mortgage Notes from FBR Asset on December 26, 2000, for a cash repurchase price of $4,155,778 plus any costs associated with the transaction. The conveyance and agreement to repurchase were made pursuant to a Bond Market Association form of master repurchase agreement, with an addendum specifying additional specific terms applicable to the transaction. On December 26, 2000, FBR Asset and Prime Capital extended the date for the mandatory repurchase to January 4, 2001, for an increased repurchase price of $4,171,951. As of December 31, 2000, FBR Asset held this receivable. Prime Capital and FBR Asset further extended the repurchase date to February 9, 2001, and increased the repurchase price to $4,243,705. On February 9, 2001, Prime Capital repurchased the Collateral Mortgage Notes from FBR Asset for this repurchase price, and reimbursed FBR Asset for costs incurred in connection with the transaction, and FBR Asset no longer holds this receivable.

 Credit Risk

   FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage-backed securities and notes receivable, such as the notes from Prime Retail and Prime Capital referred to above. In addition, many of FBR Asset's investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

   FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 2000 and 1999, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Asset's notes receivable and certain mortgage-backed securities and other loans of companies in which we invest are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

 Concentration Risk

   Equity and debt investments, such as Capital Automotive REIT and the Prime Capital note referred to above, may also involve substantial amounts relative to FBR Asset's total net assets and create exposure to issuers that are generally concentrated in the REIT industry. These investments may include non-investment grade and securities of privately held issuers with no ready markets. The concentration and illiquidity of these

                        FBR ASSET INVESTMENT CORPORATION
investments expose FBR Asset to a significantly higher degree of risk than is associated with more diversified investment grade or readily marketable securities.

 Cash and Cash Equivalents

   All investments with original maturities of less than three months are cash equivalents. As of December 31, 2000, cash and cash equivalents consisted of $2.1 million of cash deposited in two commercial banks and $34.7 million in two separate domestic money market funds. As of December 31, 1999, cash and cash equivalents consisted of $3.8 million of cash deposited in two commercial banks and $9.6 million in two separate domestic money market funds. The money market funds invest primarily in obligations of the U.S. Government. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

   Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the MBS and equity securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net income (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period.


                                                                   2000                1999                   1998
                                                                   ----                ----                   ----

Reclassification adjustment for (gains) losses from
  dispositions included in net income                          $(2,220,998)        $    (1,313)           $        __
Reclassification adjustment for impairment loss
  recognized on equity securities included in net
   income                                                        4,516,638          10,589,124                     __
Unrealized holding (losses) gains arising
  during the period                                              9,938,028         (13,769,640)            (9,800,530)
                                                               -----------         -----------            -----------
Net adjustment to unrealized (losses) gains on
 investments                                                   $12,233,668         $(3,181,829)           $(9,800,530)
                                                               ===========         ===========            ===========

 Net Income Per Share

   FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were not dilutive for the periods presented.

                        FBR ASSET INVESTMENT CORPORATION

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

Note 3  Shareholders' Equity

   FBR Asset declared the following dividends

   Year                     Per Share
   ----                     ---------
   2000                    $     2.95
   1999                    $     1.61
   1998                    $     1.16

   FBR Asset has repurchased the following shares of it's common stock


   Year             Shares     Cost         Average price per share
   ----             ------     ----         -----------------------
   2000           1,921,909  $25,420,635          $13.23
   1999           2,737,191  $37,142,146          $13.57
   1998           1,872,300  $24,070,663          $12.86
                 ----------  -----------          ------
   Totals         6,531,400  $86,633,444          $13.26

   As of December 31, 2000, 996,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and have an exercise price of $20 per share. During 2000, 25,000 of these options were forfeited.

   Under FBR Asset's stock option plan, FBR Asset may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of eight to ten years. As of December 31, 2000 130,000 options were outstanding under the stock option plan .

                        FBR ASSET INVESTMENT CORPORATION

   FBR Asset accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, FBR Asset applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of FBR Asset's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, FBR Asset does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to FBR Asset's net income or basic and diluted net income per share as reported in the statement of income for the years ended December 31, 2000, 1999 and 1998.

Note 4   Management and Performance Fees

   FBR Asset has a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), expiring on December 17, 2001. FBR Management performs portfolio management services on behalf of FBR Asset. These services include, but are not limited to, consulting with FBR Asset on purchase and sale opportunities, collection of information and submission of reports pertaining to FBR Asset's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset's portfolio of assets.

   FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of FBR Asset during each calendar quarter and, (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average invested assets of FBR Asset during each calendar quarter. In December 1997, FBR Management also received options to purchase 1,021,900 shares of FBR Asset's common stock at $20 per share. The estimated value of these options was $909,492, based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. The value of these options has been fully amortized in the accompanying statements of income. FBR Management assigned options to acquire 51,045 shares to BlackRock Financial Management, Inc. ("BlackRock") in connection with the execution of the sub-management agreement discussed below. In addition, FBR Management agreed to the rescission of options to purchase 155,000 common shares in connection with the establishment of FBR Asset's stock incentive plan.

   FBR Management is also entitled to receive incentive compensation based on the performance of FBR Asset. On December 31, 1998, and each calendar quarter thereafter, FBR Management is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of FBR Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. No incentive compensation was earned during the periods presented.

   FBR Management previously engaged BlackRock to manage FBR Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser.
BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company. As compensation for rendering services, BlackRock was entitled to a sub-advisory fee based on the average gross asset value managed by BlackRock. The agreement was terminated by FBR Management on February 14, 2000, and FBR Management entered into a new agreement with Fixed Income Discount

                        FBR ASSET INVESTMENT CORPORATION

Advisory Company, Inc. ("FIDAC") on February 14, 2000 to assume management of FBR Asset's Mortgage Portfolio under the same terms as BlackRock.

Note 5   Related Parties

   As of December 31, 2000, a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group") owned 1,344,086 shares or 34.60% of the outstanding common stock of FBR Asset. As of December 31, 1999, that same subsidiary owned 1,344,086 or 23.15% of the outstanding common stock of FBR Asset. FBR Group is the parent company of FBR Management and FBR & Co.

Note 6   Equity Investments

   At December 31, 2000, FBR Asset's equity investments had an aggregate cost basis of $28.3 million, a fair value of $28.1 million, unrealized gains of $0.5 million and unrealized losses of $0.7 million.

   At December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, fair value of $49.6 million and unrealized losses of $7.9 million.


                                                                  Cost Basis of   Market Value at       Market Value
Equity Investments                                                  Investment     Dec. 31, 2000     at Dec. 31, 1999
- ------------------                                                  ----------     -------------     ----------------
Anthracite Capital, Inc........................................    $        --          $        --       $10,084,268
Capital Automotive REIT........................................     23,298,100           23,068,463        21,841,402
Imperial Credit Commercial Mortgage Inv. Corp..................             --                   --        10,237,500
Prime Retail, Inc..............................................             --                   --           694,688
Prime Retail, Inc., pfd........................................      1,038,800              543,939         1,151,696
Resource Asset Investment Trust................................      3,704,181            4,245,164         3,725,717
Encompass Services Corporation.................................        286,931              252,624         1,912,594
                                                                   -----------          -----------       -----------
   Total.......................................................    $28,328,012          $28,110,190       $49,647,865
                                                                   ===========          ===========       ===========

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

 Prime Retail, Inc. ("PRT preferred")

   On April 22, 1999, FBR Asset purchased 78,400 shares of PRT's preferred stock for a cost of $1,454,320 or $18.55 average cost per share. PRT is a REIT engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. PRT's common stock is publicly traded. PRT's preferred stock is publicly traded.

 Resource Asset Investment Trust ("RAS")

   On February 19, 1998, FBR Asset acquired 300,000 shares of common stock in RAS for $15.33 per share. RAS's principal business activity is the acquisition and/or financing of loans secured by mortgages

                        FBR ASSET INVESTMENT CORPORATION
on real property (or interests in such loans) in situations that, generally, do not conform to the underwriting standards of institution lenders or sources that provide financing through securitization.

   On June 24th and 25th, 1998, FBR Asset acquired an additional 44,575 shares of RAS for an average price of $15.55 per share.

 Encompass Services Corporation ("ESR") - formerly Building One Services Corporation ("BOSS")

   In December 1997, FBR Asset purchased 500,000 shares of BOSS (formerly Consolidated Capital Corporation) common stock for $20.00 per share. BOSS was founded in February 1997 to build consolidated enterprises through the acquisition and integration of multiple businesses in one or more fragmented industries. Pursuant to a BOSS tender offer, FBR Asset sold 297,341 of its common shares during 1999 for a price of $22.50 per share, or $6.7 million. In February 2000, Encompass Services Corporation (ESR) was formed through the merger of GroupMac and Building One Services Corporation. As a result of the merger FBR Asset received shares of ESR common stock in exchange for its BOSS common stock.

 Kennedy-Wilson, Inc. ("KWIC")

   FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2000, the market price of Kennedy-Wilson common stock was $4.38 per share.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FBR ASSET INVESTMENT CORPORATION (Registrant)

Date: April 2, 2001
                                  By: /s/ Eric F. Billings
                                     -----------------------------------------
                                     Eric F. Billings
                                     Chairman, Chief Executive Officer,
                                     and Director (Principal Executive Officer)


                                  By: /s/ Kurt R. Harrington
                                      -----------------------------------------
                                      Kurt R. Harrington
                                      Chief Financial Officer, Treasurer and
                                      Principal Financial and Accounting
                                      Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                      Title                             Date
   ---------                                      -----                             ----
 /s/   Eric F. Billings              Chairman, Chief Executive                      April 2, 2001
- -----------------------------------  Officer, and Director
Eric F. Billings                     (Principal Executive Officer)


 /s/   Richard J. Hendrix            Chief Operating Officer                        April 2, 2001
- -----------------------------------
Richard J. Hendrix

 /s/   Emanuel J. Friedman           Director                                       April 2, 2001
- -----------------------------------
Emanuel J. Friedman

 /s/  Peter A. Gallagher             Director                                       April 2, 2001
- -----------------------------------
Peter A. Gallagher

 /s/   Russell C. Lindner            Director                                       April 2, 2001
- -----------------------------------
Russell C. Lindner

 /s/  Stephen D. Harlan              Director                                       April 2, 2001
- -----------------------------------
Stephen D. Harlan


                                 EXHIBIT INDEX

  Exhibit
   Number     Exhibit Title
   ------     -------------
     3.01  Registrant's Articles of Incorporation.*
     3.02  Registrant's bylaws.*
     4.01  Form of Specimen Certificate for Registrant's Common Stock.*
    10.01  Management Agreement, dated December 17, 1997, by and between FBR Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc.*
    10.02  Agreement to Extend and Amend Management Agreement, dated December 17, 1999, by and between FBR
           Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc.**
    10.03  Agreement to Extend and Amend Management Agreement, dated December 17, 2000, by and between FBR
           Asset Investment Corporation and Friedman, Billings, Ramsey Investment Management, Inc.
    10.04  License Agreement, dated December 17, 1997, by and between FBR Asset Investment Corporation and
           Friedman, Billings, Ramsey Group, Inc.*
    10.05  Stock Option Agreement, dated December 17, 1997, by and between FBR Asset Investment
           Corporation and Friedman, Billings, Ramsey Investment Management, Inc.*
    10.06  Sub-Management Agreement, dated February 14, 2000, by and between Friedman, Billings, Ramsey
           Investment Management, Inc. and Fixed Income Discount Advisory Company, Inc.**
    10.07  Stock Incentive Plan.*
    13.01  Annual Report to Shareholders for the Year ended December 31, 2000.
    21.01  List of Subsidiaries of the Registrant*

- ----------
* Filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333- 67543.
** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.