Form 10-Q
period 2001-03-31
FBR ASSET INVESTMENT CORP/VA
filed 2001-05-15
CIK 1073208

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended March 31, 2001
                               --------------

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                      N/A
                                 (former name)

Indicate by checkmark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days:
Yes:   X     No  ____
     -----

As of May 4, 2001, the latest practicable date, there were 3,472,527 shares of FBR Asset Investment Corporation's common stock outstanding.

                       FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                             Page
                                                                                                                           ----
ITEM 1 -   Financial Statements and Notes

       Statements of Financial Condition as of March 31, 2001
          (unaudited) and as of December 31, 2000..................................................................          1


       Statements of Income for the Three Months Ended
          March 31, 2001 and 2000 (unaudited)......................................................................          2

       Statements of Changes in Shareholders' Equity for the
          Three Months Ended March 31, 2001 (unaudited), and the Year
          Ended December 31, 2000..................................................................................          3

       Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000 (unaudited)......................................................................          4

       Notes to Financial Statements...............................................................................          5

ITEM 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations.........................................................................          8

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................................         14

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings...................................................................................         17

       Item 2. Changes in Securities and Use of Proceeds...........................................................         17

       Item 3. Defaults Upon Senior Securities.....................................................................         17

       Item 4. Submission of Matters to Vote of Security Holders...................................................         17

       Item 5. Other Information...................................................................................         17

       Item 6. Exhibits and Reports on Form 8-K....................................................................         17

SIGNATURES.........................................................................................................         18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of March 31, 2001 (unaudited) and December 31, 2000 *
================================================================================

                                                                         As of March 31, 2001    As of December 31, 2000
                                                                         --------------------    -----------------------
                                                                            (unaudited)
ASSETS
          Mortgage-backed securities, pledged as collateral, at fair
           value                                                              $ 132,394,848             $ 144,867,416
          Mortgage-backed securities, at fair value                              16,527,923                 9,980,789
          Cash and cash equivalents                                              10,910,654                36,810,566
          Investments in equity securities, at fair value                        40,975,449                28,110,190
          Notes receivable                                                       12,000,000                 4,000,000
          Dividends receivable                                                      179,179                   818,728
          Prepaid expenses and other assets                                         135,233                   221,628
          Interest receivable                                                       851,842                   994,750
                                                                              -------------             -------------
            Total assets                                                      $ 213,975,128             $ 225,804,067
                                                                              =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Repurchase agreements                                               $ 125,957,000             $ 133,896,000
          Interest rate swap                                                         55,694                        --
          Interest payable                                                        1,137,873                   844,841
          Dividends payable                                                       2,083,516                 3,731,911
          Management fees payable                                                   195,827                    78,727
          Accounts payable and accrued expenses                                     121,132                   237,218
          Other                                                                     118,681                   174,786
                                                                             --------------             -------------
            Total liabilities                                                   129,669,723               138,963,483
                                                                             --------------             -------------

Shareholders' Equity:
          Preferred stock, par value $.01 per share,
           50,000,000 shares authorized                                                  --                        --
          Common stock, par value $.01 per share,
           200,000,000 shares authorized,
           10,415,827 shares issued as of March
           31, 2001, and December 31, 2000, respectively                            104,158                   104,158
          Additional paid-in capital                                            194,239,693               194,097,193
          Accumulated other comprehensive loss                                    6,909,931                  (748,691)
          Retained deficit                                                      (21,980,798)              (19,978,632)
          Treasury stock, at cost, 6,943,300 shares
           And 6,531,400 shares as of March 31,
           2000 and December 31, 2000, respectively                             (94,967,579)              (86,633,444)
                                                                               ------------              ------------
           Total shareholders' equity                                            84,305,405                86,840,584
                                                                               ------------              ------------
            Total liabilities and shareholders' equity                         $213,975,128              $225,804,067
                                                                               ============              ============

================================================================================

*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended March 31, 2001 and 2000 (unaudited)*
================================================================================

                                                                                        Three Months Ended March 31,
                                                                                       ------------------------------
                                                                                             2001            2000
                                                                                          ---------      -----------
                                                                                         (unaudited)     (unaudited)
Income:
Interest                                                                                  $2,979,453     $ 5,613,578
Dividends                                                                                    200,067         709,750
                                                                                          ----------     -----------
          Total income                                                                     3,179,520       6,323,328
                                                                                          ----------     -----------
Expenses:
Interest expense                                                                           1,903,944       2,972,809
Management fee expense                                                                       332,975         357,230
Professional fees & other expenses                                                           249,941         260,377
                                                                                          ----------     -----------
          Total expenses                                                                   2,486,860       3,590,416
                                                                                          ----------     -----------
Realized (loss) gain on sale of available-for-sale equity securities                         (19,975)        615,885
Realized gain on sale of mortgage-backed securities, net                                          --          92,679
Recognized loss on available-for-sale equity securities                                     (544,880)     (5,569,668)
                                                                                          ----------     -----------
Net income                                                                                $  127,805     $(2,128,192)
                                                                                          ==========     ===========

Basic earnings (loss) per share                                                           $     0.04           (0.39)
                                                                                          ==========     ===========

Diluted earnings (loss) per share                                                         $     0.03     $     (0.39)
                                                                                          ==========     ===========

Basic weighted-average common and equivalent shares                                        3,614,998       5,398,604
                                                                                          ==========     ===========
Diluted weighted-average common and equivalent shares                                      3,663,231       5,398,604
                                                                                          ==========     ===========

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2001 (unaudited), and the Year Ended December 31, 2000

====================================================================================================================================

                                                                                       Additional       Retained
                                                                           Common       Paid in         Earnings        Treasury
                                                                           Stock        Capital         (Deficit)         Stock
                                                                           -----        -------         ---------         -----
Balance, December 31, 1999                                                 104,158     194,097,193     (15,463,462)    (61,212,809)
                                                                         ---------   -------------   -------------   -------------
 Repurchase of common stock                                                     --              --              --     (25,420,635)
 Net income                                                                     --              --       8,364,480              --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities                     --              --              --              --
 Comprehensive income

 Dividends                                                                      --              --     (12,879,650)             --
                                                                         ---------   -------------   -------------   -------------
Balance, December 31, 2000                                                 104,158     194,097,193     (19,978,632)    (86,633,444)
                                                                         ---------   -------------   -------------   -------------
 Stock option grants                                                            --         142,500              --              --
 Repurchase of common stock                                                     --              --              --      (8,334,135)
 Net Income                                                                     --              --         127,805              --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities                     --              --              --              --
 Change in unrealized loss on cash flow hedge                                   --              --              --              --

 Comprehensive income                                                           --              --              --              --

 Dividends                                                                      --              --      (2,129,971)             --
                                                                         ---------   -------------   -------------   -------------
Balance, March 31, 2001                                                  $ 104,158   $ 194,239,693   $ (21,980,798)  $ (94,967,579)
                                                                         =========   =============   =============   =============

                                                                          Accumulated
                                                                             Other
                                                                         Comprehensive
                                                                             Income                           Comprehensive
                                                                             (Loss)             Total         Income (Loss)
                                                                             ------             -----         -------------
Balance, December 31, 1999                                                 (12,982,359)      104,542,721
                                                                          ------------      ------------
 Repurchase of common stock                                                         --       (25,420,635)
 Net income                                                                         --         8,364,480      $  8,364,480
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities                 12,233,668        12,233,668        12,233,668
                                                                                                              ------------
 Comprehensive income                                                                                         $ 20,598,148
                                                                                                              ============

 Dividends                                                                          --       (12,879,650)
                                                                          ------------      ------------
Balance, December 31, 2000                                                    (748,691)       86,840,584
                                                                          ------------      ------------
 Stock option grants                                                                --           142,500
 Repurchase of common stock                                                         --        (8,334,135)
 Net Income                                                                         --           127,805      $    127,805
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities                  7,714,316         7,714,316         7,714,316
 Change in unrealized loss on cash flow hedge                                  (55,694)          (55,694)          (55,694)
                                                                                                              ------------
 Comprehensive income                                                               --                --      $  7,786,427
                                                                                                              ============
 Dividends                                                                          --        (2,129,971)
                                                                          ------------      ------------
Balance, March 31, 2001                                                   $  6,909,931      $ 84,305,405
                                                                          ============      ============
====================================================================================================================================

* The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)*
===============================================================================

                                                                                    For the Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                            2001               2000
                                                                                            ----               ----
                                                                                         (unaudited)        (unaudited)
Cash flows from operating activities:
Net income                                                                              $    127,805        $ (2,128,192)
Adjustments to reconcile net income to net cash provided by operating activities
     Realized and recognized losses on mortgage-backed and available-for-
          sale equity securities                                                             564,855           4,861,104
     Compensation expense related to stock option grants                                     142,500                  --
     Amortization                                                                                 --               4,717
     Premium amortization on mortgage-backed securities                                      226,814              94,977
Changes in operating assets and liabilities:
     Due from custodian                                                                           --             806,093
     Dividends receivable                                                                    639,549             691,147
     Interest receivable                                                                     142,908             404,162
     Prepaid expenses                                                                         86,395              27,381
Management fees payable                                                                      117,100             357,229
Accounts payable and accrued expenses                                                       (116,086)              2,764
Interest payable                                                                             293,032             487,959
Other                                                                                        (56,105)           (167,547)
                                                                                        ------------        ------------
Net cash provided by operating activities                                                  2,168,767           5,441,794
                                                                                        ------------        ------------

Cash flows from investing activities:
Purchase of mortgage-backed securities                                                            --         (15,903,118)
Investments in equity securities                                                          (7,144,000)         (1,801,410)
Investments in notes receivable                                                          (12,000,000)          2,456,930
Repayment of notes receivable                                                              4,000,000                  --
Proceeds from sale of mortgage backed securities                                                  --          59,546,303
Proceeds from sale of available-for-sale equity securities                                   266,956          12,384,885
Receipt of principal payments on mortgage-backed securities                                6,859,866           6,383,223
                                                                                        ------------        ------------
          Net cash (used in) provided by investing activities                             (8,017,178)         63,066,813
                                                                                        ------------        ------------
Cash flows from financing activities:
Repurchase of common stock                                                                (8,334,135)        (11,949,318)
Repayments of repurchase agreements                                                       (7,939,000)        (55,643,000)
Dividends paid                                                                            (3,778,366)         (4,258,900)
                                                                                        ------------        ------------
          Net cash used in financing activities                                          (20,051,501)        (71,851,218)
                                                                                        ------------        ------------

Net decrease in cash and cash equivalents                                                (25,899,912)         (3,342,611)
Cash and cash equivalents, beginning of the period                                        36,810,566          13,417,467
                                                                                        ------------        ------------
Cash and cash equivalents, end of the period                                            $ 10,910,654        $ 10,074,856
                                                                                        ============        ============
Supplemental disclosure:
    Securities purchased but not settled and noncash investing activities               $         --        $ 27,391,493
    Cash payments for interest                                                          $  1,610,912        $  2,484,850

================================================================================

*The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Notes to Financial Statements (unaudited)

Note 1  Basis of Presentation

The financial statements of FBR Asset Investment Corp. ("FBR Asset" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

Note 2  Investments in Mortgage-Backed Securities

For the three months ended March 31, 2001, the weighted average coupon rate on mortgage-backed securities was 6.92%.

The following table summarizes the Company's mortgage-backed securities as of March 31, 2001, and December 31, 2000:


                                                                                               Total Mortgage
March 31, 2001                                      Freddie Mac    Fannie Mae     Ginnie Mae       Assets
--------------                                      -----------    ----------     ----------       ------
Mortgage-backed securities,
 available-for-sale, principal                      $83,236,832    $54,706,855   $ 8,914,473     $146,858,160

Unamortized premium (discount)                          351,982        589,334       548,612        1,489,928
                                                    -----------    -----------   -----------     ------------

Amortized cost                                       83,588,814     55,296,189     9,463,085      148,348,088
Gross unrealized gains                                  503,852        665,942            __        1,169,794
Gross unrealized losses(1)                              (93,577)      (192,520)     (309,014)        (595,111)
                                                    -----------    -----------   -----------     ------------
Estimated fair value                                $83,999,089    $55,769,611   $ 9,154,071     $148,922,771
                                                    ===========    ===========   ===========     ============

                                                                                               Total Mortgage
December 31, 2000                                   Freddie Mac    Fannie Mae     Ginnie Mae        Assets
-----------------                                   -----------    ----------     ----------        ------
Mortgage-backed securities,
 available-for-sale, principal                      $85,927,247    $58,134,867   $ 9,660,054     $153,722,168

Unamortized premium (discount)                          413,946        669,906       573,054        1,656,906
                                                    -----------    -----------   -----------     ------------

Amortized cost                                       86,341,193     58,804,773    10,233,108      155,379,074
Gross unrealized gains                                  138,622        424,165            __          562,787
Gross unrealized losses                                (380,578)      (411,713)     (301,365)      (1,093,656)
                                                    -----------    -----------   -----------     ------------
Estimated fair value                                $86,099,237    $58,817,225   $ 9,931,743     $154,848,205
                                                    ===========    ===========   ===========     ============

(1) Includes current value of Interest Rate Swap of $(55,694).

Note 3   Repurchase Agreements

At March 31, 2001, the Company had $126.0 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.31% as of the end of the period and a remaining weighted-average term to maturity of 9 days. At March 31, 2001, mortgage-backed securities pledged against repurchase agreements had an estimated fair value of $132.4 million. At March 31, 2001, the repurchase agreements had remaining maturities of between 2 and 31 days. For the three months ended March 31, 2001, the weighted average borrowing rate was 5.90% and the weighted average repurchase agreement balance was $130.9 million.

Note 4   Interest Rate Swaps

The Company enters into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements are structured such that the Company receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. The Company's repurchase agreements, generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes. At March 31, 2001, the Company was party to a $50 million notional amount interest rate swap which matures on June 1, 2001.

The Company adopted FAS 133 on January 1, 2001. Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash-flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the hedged cash flows. If a cash flow hedging relationship is terminated the related gain or loss in other comprehensive income is amortized over the remaining life of the prior hedging relationship.

The Company uses interest rate swaps to hedge the variablity in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swap is an effective hedge under FAS 133 and as a result the interest rate swap will be carried at fair value as a cash flow hedge. In accordance with the transition provisions, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge. As of March 31, 2001, the Company recorded an additional $193,643 loss in other comprehensive income related to the change in the fair value of the swap from January 2, 2001 to March 31, 2001. This resulted in the swap being carried as a liability of $55,694 as of March 31, 2001. The interest rate swap matures on June 1, 2001 at which time the $55,694 other comprehensive loss will be reversed from equity into earnings.

Note 5   Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matures on June 29, 2001, subject to a one-time right of the borrower to extend the loan through September 30, 2001, upon payment of an extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of partially improved land owned by Prime Aurora and located in Aurora, Illinois. Although no assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan, PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.

Note 6   Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS"), equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity, and changes in unrealized gains and losses related to the Company's cash flow hedge.

Note 7   Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, the Company must meet certain income and asset tests and distribution requirements. The Company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on the Company's results or financial condition. Furthermore, because the Company's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize the Company's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as the Company believes it has met the requirements, for all periods presented.

Note 8   Shareholders' Equity

Between January 1, and March 31, 2001, the Company repurchased 411,900 shares of it's common stock at an average price of $20.23 per share. On March 16, 2001, the Company declared a cash dividend of $0.60 per share payable April 16, 2001, to shareholders of record as of March 30, 2001.

As of March 31, 2001 and December 31, 2000, 1,011,900 and 996,900 options to purchase common stock were outstanding. These options have terms of eight to ten years, 996,900 of theses options have an exercise price of $20 per share while the remaining 15,000 options have a exercise price of $15 per share. As a result, 48,233 shares were added to the number of shares considered outstanding for the period to calculate diluted earnings per share using the treasury method.

Note 9  Equity Investments

At March 31, 2001, the Company's equity investments had an aggregate cost basis of $34.6 million, a fair value of $40.9 million and unrealized gains of $6.3 million.

                                                                   Amount of     Market Value at   Market Value at
Equity Investments                                               Investment(1)   March 31, 2001   December 31, 2000
                                                                 -------------   ---------------  -----------------
Capital Automotive REIT................................            $23,298,100       $26,721,840        $23,068,463
Annaly Mortgage Management, Inc........................              7,144,000         9,008,000                 --
Prime Retail, Inc., pfd................................                493,920           493,920            543,939
Resource Asset Investment Trust........................              3,704,181         4,751,689          4,245,164
Encompass Services Corporation.........................                                                     252,624
                                                                   -----------       -----------        -----------
     Total.............................................            $34,640,201       $40,975,449        $28,110,190
                                                                   ===========       ===========        ===========

(1)  As of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "plans," "anticipates," "expects" and words of similar meaning. Such forward-looking statements related to future events and the future financial performance of the Company involve known and unknown risk, uncertainties and other factors which may cause the actual results, or performance and achievements of the Company, to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

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

In addition, subject to maintaining its REIT qualification, the Company invests from time to time in non-real estate related assets, including but not limited to purchasing equity securities of and making mezzanine and other loans to companies that are not involved primarily in the real estate business or in a real estate-related business.

Results of Operations

Net Income

The Company had net income for the three months ended March 31, 2001, of $127,805, or $0.04 per basic share, compared to a net loss of $2.1 million or $0.39 per basic share for the corresponding period in 2000. The increase is primarily due to a reduction in recognized losses on available-for-sale equity securities.

For the three months ended March 31, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 6.38%. As of March 31, 2001, the Company had investments in 37 mortgage-backed securities. For the three months ended March 31, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.52%. As of March 31, 2000, the Company had investments in 40 mortgage-backed securities.

The Company's interest income and dividend income decreased to $3.2 million for the three months ended March 31, 2001, from $6.3 million for the three months ended March 31, 2000. The decrease is primarily related to a reduction in interest income received from the Company's notes receivable due to repayments and a reduction in the Company's investment in mortgage-backed securities during 2000 from it's level during the first quarter of 2000.

For the three months ended March 31, 2001, the weighted average annual yield on the Company's equity securities and promissory notes was 4.55%, compared to 11.27% for the three months ended March 31, 2000, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and promissory notes. The average annual yield on all investments decreased to 6.09% from 7.75%. The decrease reflects the decreased investment in mortgage-backed securities and promissory notes during the first quarter of 2001 and the timing of dividend income as two of FBR Asset's largest equity holdings declared their first quarter 2001 dividends in the second quarter.

The Company incurred interest expense of $1.9 million for the three months ended March 31, 2001. This represents 76.6% of the total expenses for the period. The Company incurred interest expense of $3.0 million for the three months ended March 31, 2000. This represents 82.8% of the total expenses for that period. The $1.1 million decrease in interest expense reflects the 37.1% decrease in weighted average borrowings under repurchase agreements to $130.9 million from $208.0 million.

Management fees for the three months ended March 31, 2001, were $332,975 compared to $357,230 for the three months ended March 31, 2000. The Company recorded $128,077 in incentive compensation earned by it's portfolio manager based on the performance of the Company over the preceding 12-month period.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $249,942 for the three months ended March 31, 2001, and $260,377 for the three months ended March 30, 2000.


Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three months ended March 31, 2001 and 2000. Information is based on daily average balances during the period.


                                                                        Three Months Ended March 31, 2001
                                                                        ---------------------------------
                                                                                                       Weighted
                                                                                          Weighted     Average
                                                                   Interest/Dividend       Average    Annualized
                                                                        Income             Balance      Yield
                                                                        ------             ------       -----
Mortgage-backed securities available for sale                            $2,389,093    $151,852,327      6.38%
Investment in equity securities and
     promissory notes/(1)/                                                  412,972      36,775,458      4.55%

Cash and cash equivalents                                                   377,455      22,965,292      6.67%
                                                                         ----------    ------------     -----
     Total/(3)/                                                          $3,179,520    $211,593,077      6.09%
                                                                         ==========    ============     =====

                                                                        Three Months Ended March 31, 2000
                                                                        ---------------------------------
                                                                                                       Weighted
                                                                                          Weighted     Average
                                                                   Interest/Dividend      Average     Annualized
                                                                        Income            Balance       Yield
                                                                        ------            ------        -----
Mortgage-backed securities available for sale                            $3,827,688    $235,086,277      6.52%
Investment in equity securities
      and promissory notes/(2)/                                           2,360,996      84,055,855     11.27%
Cash and cash equivalents                                                   134,644       8,271,368      6.53%
                                                                         ----------    ------------     -----
     Total/(3)/                                                          $6,323,328    $327,413,500      7.75%
                                                                         ==========    ============     =====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Group Realty, L.P. and Prime Capital Funding I, LLC. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC and Prime Retail, Inc. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(3) The Company accrues dividend income based on declared dividends for the periods presented.


Changes in Financial Condition

Mortgage-Backed Securities Available for Sale


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

The Company held mortgage-backed securities of $148.9 million as of March 31, 2001. The Company held mortgage-backed securities of $154.8 million on December 31, 2000.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At March 31, 2001, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $1.5 million. At December 31, 2000, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $1.7 million.

The Company received mortgage principal payments equal to $6.9 million for the three months ended March 31, 2001. The Company received mortgage principal payments equal to $23.7 million for the year ended December 31, 2000.

At March 31, 2001, $6.3 million of net unrealized gains on equity securities and $0.6 million of net unrealized gains on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive income. At December 31, 2000, $0.2 million of net unrealized losses on equity securities and $0.5 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss.

Repurchase Agreements

To date, the Company's debt has consisted mainly of borrowings collateralized by a pledge of most of the Company's mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

The Company had $126.0 million outstanding under repurchase agreements with several financial institutions on March 31, 2001. The Company had $133.9 million outstanding under repurchase agreements on December 31, 2000. At March 31, 2001, the ratio of the amounts due under repurchase agreement to shareholder's equity was 1.49 to 1.

At March 31, 2001, the term to maturity of the Company's borrowings had been limited to 31 days with a weighted average remaining maturity of 9 days and a weighted average cost of funds on outstanding borrowings of 5.31%.

Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matures on June 29, 2001, subject to a one-time right of the borrower to extend the loan through September 30, 2001, upon payment of an extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of partially improved land owned by Prime Aurora and located in Aurora, Illinois. Although no assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan, PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage- backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company's needs ever exceed these sources of liquidity, management believes the Company's mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

For the three months ended March 31, 2001, the Company's operating activities resulted in net cash flows of $2.2 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the three months ended March 31, 2000, the Company's operating activities provided net cash flows of $5.4 million.

For the three months ended March 31, 2001, the Company's investing activities resulted in net cash used of $8.0 million compared to net cash provided by investing activities for the three months ended March 30, 2000, of $63.1 million. The change is primarily attributable to decreased sales of mortgage-backed and available-for-sale equity securities during the first quarter of 2001 compared to the first quarter of 2000.

For the three months ended March 31, 2001, net cash used in the Company's financing activities was $20.0 million compared to net cash used for the three months ended March 31, 2000, of $71.9 million. The decrease in cash used in financing activities is primarily attributable to a decrease in stock repurchases and a lesser reduction of repurchase agreements in the first quarter of 2001.

Shareholders' Equity

As of March 31, 2001, the value of the equity securities in the Company's portfolio had increased from the adjusted cost basis of $34.6 million to $40.9 million. As of December 31, 2000, the value of the equity securities in the Company's portfolio had declined from the adjusted cost basis of $28.3 million to $28.1 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the three months ended March 31, 2001, the Company recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s preferred stock of $0.5 million. In the first quarter of 2000, the Company recognized and charged to income losses of $5.6 million on its investments in Encompass Services Corporation, Resource Asset Investment Trust, and Prime Retail, Inc.

In addition, with the adoption of FAS 133 on January 1, 2001, the Company accounts for changes in the fair value of its interest rate swap that qualifies as a cash flow hedge through other comprehensive income. This resulted in a $55,694 decrease in other comprehensive income during the first quarter of 2001. See Note 4 of "Notes to Financial Statements-Interest Rate Swaps" for more information.

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes FBR Asset's investments as of March 31, 2001, and December 31, 2000.

                                                                   As of March 31, 2001                 As of December 31, 2000
                                                                   --------------------                 -----------------------
                                                              Amount                 Percentage    Amount                 Percentage
------------------------------------------------------------------------------------------------------------------------------------
                                   Shares      Percent          Of         Market     Increase       of         Market     Increase
                                    Owned    Ownership/(3   Investment     Value     (Decrease)  Investment     Value     (Decrease)
                                    -----    ------------   ----------     -----     ----------  ----------     -----     ----------
Mortgage-Backed Securities            N/A        N/A       $148,348,088 $148,922,771    0.39%   $155,379,074 $154,848,205   (0.34%)
                                                           ------------ ------------    -----   ------------ ------------
------------------------------------------------------------------------------------------------------------------------------------
Equity Investments/(1)(2)/
 Capital Automotive REIT
  (CARS)                          1,670,115     7.88%        23,298,100   26,721,840   14.70%     23,298,100   23,068,463   (0.99%)
 Annaly Mortgage Management, Inc.
  (NLY)                             800,000     5.51%         7,144,000    9,008,000   26.09%             --           --      --
 Prime Retail, Inc., pfd
  (PRT pfd)                          78,400     3.41%           493,920      493,920    0.00%      1,038,800      543,939  (47.64%)
 Resource Asset Investment
  Trust (RAS)                       344,575     5.46%         3,704,181    4,751,689   28.28%      3,704,181    4,245,164   14.60%
 Encompass Services
  Corporation (ESR)/(4)/             49,900     0.08%               --           --                  286,931      252,624  (11.96%)
                                                           ------------ ------------   ------   ------------ ------------  --------
  Total Equity Investments                                 $ 34,640,201 $ 40,975,449   18.29%   $ 28,328,012 $ 28,110,190   (0.77%)
                                                           ------------ ------------   ------   ------------ ------------  --------
Promissory Notes/(2)/
  Prime Capital Funding I, LLC          N/A      N/A                 --           --     N/A       4,000,000    4,000,000     N/A
 Prime Group Realty, L.P.               N/A      N/A         12,000,000   12,000,000     N/A              --           --     N/A
                                                           ------------ ------------            ------------ ------------  --------
  Total Promissory Notes                                   $ 12,000,000 $ 12,000,000     N/A    $  4,000,000 $  4,000,000     N/A
                                                           ------------ ------------            ------------ ------------
Cash and Cash Equivalents               N/A      N/A       $ 10,910,654 $ 10,910,654     N/A    $ 36,810,566 $ 36,810,566     N/A
                                                           ------------ ------------            ------------ ------------
Total Investments & Cash
  and Cash Equivalents                                     $205,898,943 $212,808,874    3.36%   $224,517,652 $223,768,961   (0.33%)
                                                           ============ ============            ============ ============  ========

(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3)  As of December 31, 2000.
(4)  Formerly Building One Services Corporation (BOSS)

FBR ASSET INVESTMENT CORPORATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that can result from a change in the prices of equity securities in the equity market, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. None of these investments is held for trading purposes.

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

The Company's primary risk is related to changes in both short and long term interest rates, which affect the company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest rates is beneficial to the market value of the Company's swap position as the cash flows from the floating rate portion increase under this scenario. The reverse is true for mortgage-backed securities and the swap if interest rates decline.

The Company records it's interest rate swap agreements at fair value (See Note 4 of "Notes to Financial Statements-Interest Rate Swaps"). The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement, a gain or loss is recorded and the company receives or makes a payment based on the fair value of the swap agreement.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 3/31/01." Actual results could differ significantly from these estimates.

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

                                                                                            Value at
                                                                                             3/31/01
                                                                                            with 100
                                                           Value at 3/31/01                basis point
                                                            with 100 basis                 decrease in
                                             Value at       point increase     Percent      interest        Percent
                                           3/31/01/(1)/    in interest rates   Change         rates         Change
                                           ------------    -----------------   ------         -----         ------
Assets
     Mortgage-backed securities            $148,922,771       $147,036,894     (1.27%)   $153,071,913        2.79%
     Other                                   65,052,357         65,052,356                 65,052,356
                                           ------------       ------------               ------------
          Total Assets                     $213,975,128       $212,089,250     (0.88%)   $218,124,269        1.94%
                                           ============       ============               ============
Liabilities
     Interest rate swap                    $     55,694       $     54,345/(2)/               $57,047/(2)/
     Other                                  129,614,029        129,614,029                129,614,029
                                           ------------       ------------               ------------
          Total Liabilities                $129,669,723       $129,668,374     (0.00%)   $129,671,076        0.00%
                                           ============       ============               ============
Shareholders' Equity
     Common stock                          $    104,158       $    104,158               $    104,158
     Paid-in-capital                        194,239,693        194,239,693                194,239,693
     Accumulated other
          Comprehensive income (loss)      $  6,909,931       $  5,025,402    (27.27%)     11,057,719       60.03%
Retained deficit                            (21,980,798)       (21,980,798)               (21,980,798)
Treasury stock                             $(94,967,579)      $(94,967,579)               (94,967,579)
                                           ------------       ------------               ------------
          Total Shareholders' Equity       $ 84,305,405/(2)/  $ 82,420,876     (2.24%)   $ 88,453,193        4.92%
                                           ------------       ------------               ------------
          Total Liabilities and
     Shareholders' Equity                  $213,975,128       $212,089,250     (0.88%)   $218,124,269        1.94%
                                           ============       ============               ============

(1)  Includes Accrued Interest.
(2) The carrying value of the interest rate swap in the company's financial statements is $55,694. See Note 4 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of March 31, 2001. As of March 31, 2001, interest payments received under the swap agreement were based on an interest rate of 5.09% while interest payments made were based on an interest rate of 5.96%.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2001.

                                                               Value at
                                                            March 31, 2001                      Value at
                                                                  with                    March 31, 2001 with
                                            Value at          10% increase      Percent     10% decrease in     Percent
                                         March 31, 2001         in price         Change          price           Change
                                         --------------         --------         ------          -----           ------
Assets
     Equity securities                     $ 40,975,449        $ 45,072,994       10.00%       $ 36,877,904      -10.00%
     Other                                  172,999,679         172,999,678                     172,999,678
                                           ------------        ------------                    ------------
          Total Assets                     $213,975,128        $218,072,672        1.91%       $209,877,582       -1.91%

Liabilities                                $129,669,723        $129,669,723                    $129,669,723

Shareholders' Equity
     Common stock                          $    104,158        $    104,158                    $    104,158
      Paid-in-capital                       194,239,693         194,239,693                     194,239,693
     Accumulated comprehensive
          Income                              6,909,931          11,007,476       59.30           2,812,386      -59.30
     Retained deficit                       (21,980,798)        (21,980,799)                    (21,980,799)
     Treasury stock                         (94,967,579)        (94,967,579)                    (94,967,579)
                                           ------------        ------------                    ------------

     Total
     Shareholders' Equity                  $ 84,305,405        $ 88,402,949        4.86%       $ 80,207,859       -4.86%

     Total Liabilities and
      Shareholders'
          Equity                           $213,975,128        $218,072,672        1.91%       $209,877,582       -1.91%
                                           ============        ============                    ============
Book value per share                       $      24.28        $      25.46        4.86%       $      23.10       -4.86%
                                           ============        ============                    ============

Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company's earnings. If the Company had sold all of its equity investments on March 31, 2001, the company would have realized a gain of approximately $6.3 million which would have been included in earnings.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          None



          (b) Reports on Form 8-K

          Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FBR ASSET INVESTMENT CORPORATION
                              (Registrant)


Date: May 15, 2001       By:  /s/ Kurt R. Harrington
                              ----------------------
                              Kurt R. Harrington
                              Chief Financial Officer, Treasurer and
                              Principal Financial and Accounting Officer