Form 10-Q
period 2001-06-30
FBR ASSET INVESTMENT CORP/VA
filed 2001-08-14
CIK 1073208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the quarterly period ended June 30, 2001
                               -------------

                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
Yes:   X     No
     -----      --------

As of August 10, 2001, the latest practicable date, there were 7,972,527 shares of FBR Asset Investment Corporation's common stock outstanding.

                        FBR ASSET INVESTMENT CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                               Page
                                                                                                                            ----
ITEM 1 -   Financial Statements and Notes

    Statements of Financial Condition as of June 30, 2001
       (unaudited) and as of December 31, 2000.....................................................................            1

     Statements of Income for the Three and Six Months Ended
       June 30, 2001 and 2000 (unaudited)..........................................................................            2

     Statements of Changes in Shareholders' Equity for the Six Months Ended June
       30, 2001 (unaudited), and the Year
       Ended December 31, 2000 ....................................................................................            4

    Statements of Cash Flows for the Six Months Ended
       June 30, 2001 and 2000 (unaudited)..........................................................................            5

    Notes to Financial Statements..................................................................................            6

ITEM 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations............................................................................            9

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................................           16

PART II.   OTHER INFORMATION

    Item 1. Legal Proceedings......................................................................................           20

    Item 2. Changes in Securities and Use of Proceeds..............................................................           20

    Item 3. Defaults Upon Senior Securities........................................................................           20

    Item 4. Submission of Matters to Vote of Security Holders......................................................           20

    Item 5. Other Information......................................................................................           20

    Item 6. Exhibits and Reports on Form 8-K.......................................................................           20

SIGNATURES.........................................................................................................           21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of June 30, 2001 (unaudited) and December 31, 2000

===================================================================================================================================

                                                                              As of June 30, 2001        As of December 31, 2000
                                                                              -------------------        -----------------------
                                                                                  (unaudited)
ASSETS
       Mortgage-backed securities, pledged as collateral, at fair value             $232,366,661                 $144,867,416
       Mortgage-backed securities, at fair value                                      14,135,877                    9,980,789
       Cash and cash equivalents                                                       3,502,554                   36,810,566
       Investments in equity securities, at fair value                                51,932,056                   28,110,190
       Notes receivable                                                               12,000,000                    4,000,000
       Dividends, interest and fees receivable                                         3,564,075                    1,813,478
       Prepaid expenses and other assets                                                 112,569                      221,628
                                                                                   -------------                 ------------
        Total assets                                                                $317,613,792                 $225,804,067
                                                                                   =============                 ============

LIABILITIES AND SHAREHOLDER'S EQUITY
   Liabilities:
        Repurchase agreements                                                       $214,024,000                 $133,896,000
        Interest payable                                                                 174,351                      844,841
        Dividends payable                                                              2,257,143                    3,731,911
        Management fees payable                                                          346,922                       78,727
        Accounts payable and accrued expenses                                            148,469                      237,218
        Due to clearing broker                                                         9,341,705                           --
        Other                                                                                 --                      174,786
                                                                                     -----------                  -----------
        Total liabilities                                                            226,292,590                  138,963,483
                                                                                     -----------                  -----------


Shareholders' Equity:
        Preferred stock, par value $.01 per share,
        50,000,000 shares authorized                                                          --                           --
        Common stock, par value $.01 per share,
         200,000,000 shares authorized, 3,472,527
         and 3,884,427 shares issued and outstanding as of
         June 30, 2001, and December 31, 2000, respectively                               34,725                       38,844
        Additional paid-in capital                                                    99,341,547                  107,529,063
        Accumulated other comprehensive income (loss)                                 12,158,728                     (748,691)
        Retained deficit                                                            (20,213,798)                  (19,978,632)
                                                                                   -------------                 ------------
         Total shareholders' equity                                                   91,321,202                   86,840,584
                                                                                      ----------                   ----------

          Total liabilities and shareholders' equity                                $317,613,792                 $225,804,067
                                                                                   =============                 ============

================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended June 30, 2001 and 2000
(unaudited)

===================================================================================================================================

                                                                                                 Three Months Ended June 30,
                                                                                                   2001                2000
                                                                                                   -----               ----
                                                                                                (unaudited)        (unaudited)
Income:
Interest                                                                                        $ 3,361,619         $ 4,558,480
Dividends                                                                                         1,063,843           1,355,641
Fee Income                                                                                        1,701,828                --
                                                                                                  ---------         -----------
       Total income                                                                               6,127,290           5,914,121

Expenses:
Interest expense                                                                                  1,769,644           2,834,635
Management fee expense                                                                              485,916             226,174
Professional fees & other expenses                                                                  195,868               4,034
                                                                                                   --------              -----
       Total expenses                                                                             2,451,428           3,064,843
                                                                                                  ---------           ---------

Realized gain (loss) on sale of available-for-sale equity securities                                523,364             (36,678)
Realized loss on sale of mortgage-backed securities, net                                                                (25,321)
                                                                                                   (175,084)
Recognized loss on available-for-sale equity securities                                                  --             (56,354)
                                                                                                 ----------            --------
Net income                                                                                       $4,024,142         $ 2,730,925
                                                                                                ============        ===========

Basic earnings per share                                                                           $   1.16            $   0.59
                                                                                                   =========           ========

Diluted earnings per share                                                                         $   1.11            $   0.59
                                                                                                   =========           ========

Basic weighted-average common and equivalent shares                                               3,472,527           4,643,526
                                                                                                  =========           =========
Diluted weighted-average common and equivalent shares                                             3,617,400           4,643,526
                                                                                                  =========           =========

===================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Six Months Ended June 30, 2001 and 2000
(unaudited)

===================================================================================================================================


                                                                                                  Six Months Ended June 30,
                                                                                                   2001                2000
                                                                                                   -----               ----
                                                                                                (unaudited)        (unaudited)
Income:
Interest                                                                                        $ 6,341,072        $ 10,172,058
Dividends                                                                                         1,263,910           2,065,391
Fee Income                                                                                        1,701,828                --
                                                                                                  ---------        ------------
       Total income                                                                               9,306,810          12,237,449

Expenses:
Interest expense                                                                                  3,673,588           5,807,444
Management fee expense                                                                              818,891             583,404
Professional fees & other expenses                                                                  445,809             264,411
                                                                                                   --------            --------
       Total expenses                                                                             4,938,288           6,655,259
                                                                                                  ---------           ---------

Realized gain on sale of available-for-sale equity securities                                       503,389             579,207
Realized (loss) gain on sale of mortgage-backed securities, net                                    (175,084)             67,358
Recognized loss on available-for-sale equity securities                                            (544,880)        (5,626,022)
                                                                                                ------------         ----------
Net income                                                                                       $4,151,947         $   602,733
                                                                                                ============          =========

Basic earnings per share                                                                         $     1.17         $      0.12
                                                                                                   =========           ========

Diluted earnings per share                                                                       $     1.14         $      0.12
                                                                                                   =========           ========

Basic weighted-average common and equivalent shares                                               3,543,369           5,021,065
                                                                                                  =========           =========
Diluted weighted-average common and equivalent shares                                             3,642,150           5,021,065
                                                                                                  =========           =========

===================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2001 (unaudited), and the Year Ended December 31, 2000


===================================================================================================================================

                                                      Additional       Retained
                                        Common         Paid in         Earnings        Treasury
                                        Stock          Capital        (Deficit)         Stock
                                        -----          -------        ---------         -----
Balance, December 31, 1999              104,158     194,097,193      (15,463,462)   (61,212,809)
                                   -------------    ------------    ------------    ------------
  Repurchase of common stock                  --              --              --    (25,420,635)
  Net income                                  --              --       8,364,480              --
  Other comprehensive income
  Change in unrealized loss on
     available-for-sale securities            --              --              --              --
  Dividends                                   --              --     (12,879,650)             --
                                   -------------    ------------    ------------    ------------
Balance, December 31, 2000              104,158      194,097,193     (19,978,632)    (86,633,444)
                                   -------------    ------------     -----------    ------------
  Stock option grants                         --         142,500              --              --
  Repurchase of common stock                  --              --              --     (8,334,135)
  Net Income                                  --              --       4,151,947              --
  Change in unrealized loss on
     available-for-sale securities            --              --              --              --
  Dividends
                                              --              --      (4,387,113)             --
                                   -------------    ------------    ------------    ------------
Balance, June 30, 2001                  $104,158    $194,239,693    $(20,213,798)   $(94,967,579)
                                   =============    ============    ============    ============


                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                       Income                       Comprehensive
                                                       (Loss)          Total           Income
                                                       ------          -----           ------
Balance, December 31, 1999                         (12,982,359)     104,542,721
                                                   -------------    -----------
  Repurchase of common stock                                 --     (25,420,635)
  Net income                                                 --       8,364,480     $ 8,364,480
  Other comprehensive income
  Change in unrealized loss on
     available-for-sale securities                   12,233,668      12,233,668      12,233,668
  Dividends                                                 --      (12,879,650)             --
                                                   ------------    ------------     -----------
Balance, December 31, 2000                             (748,691)     86,840,584      20,598,148
                                                   ------------    ------------     -----------
  Stock option grants                                        --         142,500
  Repurchase of common stock                                 --      (8,334,135)
  Net Income                                                 --       4,151,947     $ 4,151,947
  Change in unrealized loss on
     available-for-sale securities                   12,907,419      12,907,419      12,907,419
                                                                                    -----------
  Dividends                                                  --     (4,387,113)
                                                   ------------    ------------
Balance, June 30, 2001                              $12,158,728    $ 91,321,202     $17,059,366
                                                   ============    ============     ===========
===================================================================================================================================

The accompanying notes are an integral part of these Statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)

===================================================================================================================================


                                                                                             For the Six Months Ended June 30,
                                                                                                2001                  2000
                                                                                                ----                  ----
                                                                                            (unaudited)            (unaudited)
Cash flows from operating activities:
Net income                                                                                   $ 4,151,947               $602,733
Adjustments to reconcile net income to net cash provided by operating activities
    Realized and recognized losses on mortgage-backed and
       equity securities                                                                         216,575              4,979,457
    Compensation expense related to stock option grants                                          142,500                     --
    Amortization                                                                                      --                  4,717
    Premium amortization on mortgage-backed securities                                           523,322                140,290
Changes in operating assets and liabilities:
    Due from custodian                                                                                --                806,093
    Dividends, interest and fees receivable                                                   (1,750,596)             1,317,804
    Prepaid expenses                                                                             109,059                (49,956)
    Management fees payable                                                                      268,195                 60,113
    Accounts payable and accrued expenses                                                        (88,749)               (23,499)
    Interest payable                                                                            (670,490)              (301,670)
    Other
                                                                                                (174,786)              (178,306)
                                                                                        ----------------      -----------------
Net cash provided by operating activities                                                      2,726,977              7,357,776
                                                                                        ----------------      -----------------

Cash flows from investing activities:
Purchase of mortgage-backed securities                                                      (120,134,678)           (40,921,815)
Investments in equity securities                                                              (7,144,000)            (1,801,410)
Investments in notes receivable                                                              (12,000,000)                    --
Repayment of notes receivable                                                                  4,000,000              7,000,000
Proceeds from sale of mortgage backed securities                                               8,304,470             69,687,543
Proceeds from sale of available-for-sale equity securities                                     4,362,364             12,348,207
Receipt of principal payments on mortgage-backed securities                                   20,603,167             11,686,705
                                                                                        ----------------      -----------------
       Net cash (used in) provided by investing activities                                  (102,008,677)            57,999,230
                                                                                        ----------------      -----------------

Cash flows from financing activities:
Repurchase of common stock                                                                    (8,334,135)           (19,379,057)
Borrowings / (Repayments) of repurchase agreements                                            80,128,000            (45,839,000)
Dividends paid                                                                                (5,820,177)            (7,062,375)
                                                                                        ----------------      -----------------
       Net cash used in financing activities                                                  65,973,688            (72,280,432)
                                                                                        ----------------      -----------------


Net decrease in cash and cash equivalents                                                    (33,308,012)            (6,923,426)
Cash and cash equivalents, beginning of the period                                            36,810,566             13,417,467
                                                                                        ----------------      -----------------
Cash and cash equivalents, end of the period                                                  $3,502,554             $6,494,041
                                                                                        ----------------      -----------------
Supplemental disclosure:

    Cash payments for interest                                                             $   4,344,078          $   6,109,114
===================================================================================================================================

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

Note 2   Investments in Mortgage-Backed Securities

For the three and six months ended June 30, 2001, the weighted average coupon rate on the mortgage-backed securities was 5.80% and 6.06%, respectively.

The following table summarizes the Company's mortgage-backed securities as of June 30, 2001, and December 31, 2000:

                                                                                                                  Total Mortgage
June 30, 2001                                             Freddie Mac         Fannie Mae         Ginnie Mae           Assets
--------------                                            -----------         -----------        -----------          ------
Mortgage-backed securities,
 Available-for-sale, face                                $124,639,602       $ 118,503,898                 __       $243,143,500
Unamortized net premium                                     1,082,112           1,667,302                 __          2,749,414
                                                        -------------     ---------------            -------     --------------
Amortized cost                                            125,721,714         120,171,200                 __        245,892,914
Gross unrealized gains                                        494,046             649,243                 __          1,143,289
Gross unrealized losses                                      (230,196)           (303,469)                __           (533,665)
                                                        -------------     ---------------            -------     --------------
Estimated fair value                                     $125,985,564       $ 120,516,974                 __       $246,502,538
                                                        =============     ===============            =======     ==============


                                                                                                                  Total Mortgage
December 31, 2000                                         Freddie Mac         Fannie Mae         Ginnie Mae           Assets
-----------------                                         -----------         -----------        -----------          ------
Mortgage-backed securities,
 available-for-sale, face                                 $85,927,247        $ 58,134,867        $ 9,660,054       $153,722,168
Unamortized net premium                                       413,946             669,906            573,054          1,656,906
                                                        -------------     ---------------            -------     --------------
Amortized cost                                             86,341,193          58,804,773         10,233,108        155,379,074
Gross unrealized gains                                        138,622             424,165                 __            562,787
Gross unrealized losses                                      (380,578)           (411,713)          (301,365)        (1,093,656)
                                                        -------------     ---------------            -------     --------------
Estimated fair value                                      $86,099,237         $58,817,225         $9,931,743       $154,848,205
                                                        =============     ===============            =======     ==============

Note 3   Repurchase Agreements


At June 30, 2001, the Company had $214.0 million outstanding under repurchase agreements with a weighted average borrowing rate of 3.87% as of the end of the period and a remaining weighted-average term to maturity of 17 days. At June 30, 2001, mortgage-backed securities pledged against repurchase agreements had an estimated fair value of $232.4 million. At June 30, 2001, the repurchase agreements had remaining maturities of between 6 and 27 days. For the three months ended June 30, 2001, the weighted average borrowing rate was 4.57% and the weighted average repurchase agreement balance was $155.4 million. For the six months ended June 30, 2001, the weighted average borrowing rate was 5.17% and the weighted average repurchase agreement balance was $143.2 million.

Note 4   Interest Rate Swaps

FBR Asset enters into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements are structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes. At June 30, 2001, the Company was not a party to any interest rate swaps.

On July 27, 2001 the Company entered into an interest rate swap agreement that matures on July 27, 2004, and has a notional amount of $50 million. Under this agreement the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR.

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

Note 5   Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matured on June 29, 2001, and was extended through September 30, 2001, upon payment of an extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of unimproved land owned by Prime Aurora and located in Aurora, Illinois. No assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan. PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.


Note 6   Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity and changes in unrealized gains and losses related to the Company's use of cash flow hedges.

Note 7    Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, the Company must meet certain income and asset tests and distribution requirements. The Company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on the Company's results or financial condition. Furthermore, because the Company's investments include stock in other

REITs, failure of those REITs to maintain their REIT status could jeopardize the Company's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as the Company believes it has met the requirements, for all periods presented. See discussion below in Note 10 related to the acquisition of a broker dealer and creation of a taxable REIT subsidiary ("TRS").

Note 8    Shareholders' Equity

From January 1, 2001 to June 30, 2001, the Company repurchased 411,900 shares of it's common stock at an average price of $20.23 per share. On March 16, 2001, the Company declared a dividend of $0.60 per share payable April 16, 2001, to shareholders of record as of March 30, 2001. On June 14, 2001, the Company declared a dividend of $0.65 per share payable July 16, 2001, to shareholders of record as of June 29, 2001. Treasury stock, at cost, has been deducted from common stock and additional paid-in capital for presentation purposes.

As of June 30, 2001 and December 31, 2000, 1,011,900 and 996,900, respectively, options to purchase common stock were outstanding. These options have terms of eight to ten years. 996,900 of these options have an exercise price of $20 per share while the remaining 15,000 options have an exercise price of $15 per share. As a result, 145,047 and 98,781 shares, respectively, were included to calculate diluted earnings per share for the three and six-month periods presented.

Note 9    Equity Investments

At June 30, 2001, FBR Asset's equity investments had an aggregate cost basis of $40.4 million, a fair value of $51.9 million and unrealized gains of $11.5 million.

                                                                        Amount of       Carrying Value at     Carrying Value at
Equity Investments                                                    Investment(1)       June 30, 2001       December 31, 2000
                                                                      --------------      -------------       -----------------
Capital Automotive REIT......................................           $19,740,855         $25,472,070           $23,068,463
Annaly Mortgage Management, Inc..............................             7,144,000          10,968,000                 ---
Prime Retail, Inc., pfd......................................               493,920             540,960               543,939
Saxon Capital Acquisition Corporation (2)....................             9,300,000           9,300,000                 ---
Resource Asset Investment Trust..............................             3,704,181           5,651,030             4,245,164
Encompass Services Corporation...............................                                                         252,624
                                                                       ------------         -----------           -----------
       Total.................................................           $40,382,956         $51,932,060           $28,110,190
                                                                       ============         ===========           ===========

(1)    As of June 30, 2001.
(2) On June 29, 2001, the Company purchased 1,000,000 shares of the common stock of Saxon Capital Acquisition Corp. at a price of $9.30 per share in a private placement.

The Company received $1.7 million of income related to a fee sharing agreement with FBR during the second quarter of 2001, when it participated in the private placement of the common stock of Saxon Capital Acquisition Corp. ("Saxon Capital"), where FBR acted as the placement agent. The $1.7 million fee is not qualifying income for purposes of the REIT gross income tests.

Note 10 Subsequent Events

On July 9, 2001, the Company and its taxable broker-dealer subsidiary completed an agreement with Friedman Billings Ramsey & Co., Inc. ("FBR") pursuant to which we will be entitled to receive 10% of the net cash fees earned by FBR as a result of investment banking engagements of FBR by entities in which the Company commits to make an equity investment or a loan. The Company's right to be paid 10% of the net cash fees earned by FBR will be conditioned on, among other factors, whether our commitment to invest in or lend to the entity that engages FBR is a contributing factor in the entity's decision to engage FBR, facilitates the provision of investment banking services to the entity by FBR, or assists in facilitating the completion of a transaction.

On July 9, 2001, the Company acquired a registered broker-dealer from an affiliate of FBR Group. This broker-dealer subsidiary will participate with us in the fee-sharing arrangement described above. The payments the subsidiary receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company's shareholders.

On August 2, 2001, the Company completed a secondary offering of 4,500,000 shares of common stock. The price per share to the public was $23. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. and the co-manager was Stifel, Nicolaus & Company. The net proceeds to the Company, before deducting expenses, were $98,325,000. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 675,000 additional shares of common stock to cover over-allotments, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words "believes," "plans," "anticipates," "expects" and words of similar meaning. Such forward-looking statements related to future events and the future financial performance of the Company, involve known and unknown risk, uncertainties and other factors which may cause the actual results, or performance and achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

Overview

The Company targets investments in real estate assets and real estate-related companies. The Company has invested, and intends to continue investing in, mezzanine loans, whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mortgage loans, mortgage-backed securities, real property, and joint ventures formed to own real property. The Company invests in some of these assets indirectly through its investments in and loans made to REITs and other companies.

The Company intends to expand its mezzanine loan program substantially in the future.

In addition, subject to maintaining its REIT qualification, the Company invests from time to time in non-real estate related assets, including but not limited to purchasing equity securities of and making mezzanine and other loans to companies that are not involved primarily in the real estate business or in a real estate-related business.

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the three-month periods ended June 30, 2001 and 2000.

Net Income

The Company had net income for the three months ended June 30, 2001, of $4.0 million or $1.16 per basic share, compared to net income of $2.7 million or $0.59 per basic share for the corresponding period in 2000. Fully diluted net income per share for the second quarter of 2001 was $1.11 per share; compared to $0.59 per share for the second quarter of 2000. The increase is primarily due to gains on the sale of available-for-sale equity securities and fee income.

The Company's interest income and dividend income decreased to $4.4 million for the three months ended June 30, 2001, from $5.9 million for the three months ended June 30, 2000.

For the three months ended June 30, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 5.80%. As of June 30, 2001, the Company had investments in 22 mortgage-backed securities. For the three months ended June 30, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.43%. As of June 30, 2000, the Company had investments in 38 mortgage-backed securities.

For the three months ended June 30, 2001, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 14.73%, compared to 14.77% for the three months ended June 30, 2000, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and promissory notes. The average annual yield on all investments decreased to 7.42% from 8.29%. The decrease is primarily related to a reduction in interest income received from the Company's notes receivable due to repayments and a reduction of investment in mortgage-backed securities from their levels in 2000. However, the Company substantially increased its mortgage-backed security portfolio during May and June 2001.

The Company received $1.7 million of income related to a fee sharing agreement with FBR during the second quarter of 2001, when it participated in the private placement of the common stock of Saxon Capital Acquisition Corp. ("Saxon Capital"), where FBR acted as the placement agent.

The Company incurred interest expense of $1.8 million for the three months ended June 30, 2001. This represents 72.2% of the total expenses for the period. The Company incurred interest expense of $2.8 million for the three months ended June 30, 2000. This represented 92.5% of the total expenses for that period. The $1.0 million decrease in interest expense reflects the 14.2% decrease in weighted average borrowings under repurchase agreements to $155.4 million from $181.1 million, in addition to a lower weighted average borrowing cost of 4.57% compared to 6.28%.

Management fees for the three months ended June 30, 2001, were $485,916 compared to $226,174 for the three months ended June 30, 2000. The Company recorded $267,076 in incentive compensation for the three months ended June 30, 2001, earned by its portfolio manager based on the performance of the Company over the preceding 12-month period.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $195,868 for the three months ended June 30, 2001, and $4,034 for the three months ended June 30, 2000. The increased fees are attributable to legal, audit, tax and other fees.

The following discussion sets forth the significant components of FBR Asset's net income for the six-month periods ended June 30, 2001 and 2000.

Net Income

The Company had net income for the six months ended June 30, 2001, of $4.2 million or $1.17 per basic share, compared to net income of $.6 million or $0.12 per basic share for the corresponding period in 2000. Fully diluted net income per share for the six months ended June 30, 2001 was $1.14 per share; compared to $0.12 per share for the first six months of 2000. The increase is primarily due to gains on the sale of available-for-sale equity securities and fee income.

The Company's interest income and dividend income decreased to $7.6 million for the six months ended June 30, 2001, from $12.2 million for the six months ended June 30, 2000. The decrease is primarily related to a reduction in interest income received from the Company's notes receivable due to repayments and a reduction in the Company's investment in mortgage-backed securities during most of the first half of 2001 from their levels in 2000. However, the Company substantially increased it's mortgage-backed security portfolio during May and June 2001.

For the six months ended June 30, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 6.06%. For the six months ended June 30, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.48%.

For the six months ended June 30, 2001, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 10.18%, compared to 12.80% for the six months ended June 30, 2000, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and promissory notes. The average annual yield on all investments decreased to 6.74% from 8.00%. The decrease reflects the decreased investment in mortgage-backed securities and promissory notes during the first four months of 2001.

The Company incurred interest expense of $3.7 million for the six months ended June 30, 2001. This represents 74.4% of the total expenses for the period. The Company incurred interest expense of $5.8 million for the six months ended June 30, 2000. This represents 87.3% of the total expenses for that period. The $2.1 million decrease in interest expense reflects the 26.4% decrease in weighted average borrowings under repurchase agreements to $143.2 million from $194.6 million, in addition to a lower weighted average borrowing cost of 5.17% compared to 5.99%.

Management fees for the six months ended June 30, 2001, were $818,891 compared to $583,404 for the six months ended June 30, 2000. The Company recorded $395,153 in incentive compensation during the six months ended June 30, 2001, earned by it's portfolio manager based on the performance of the Company over the preceding 12-month period.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $445,809 for the six months ended June 30, 2001, and $264,411 for the six months ended June 30, 2000. The increased fees are attributable to legal, audit, tax and other fees.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three and six months ended June 30, 2001 and 2000. Information is based on daily average balances during the period.




                                                                                    Three Months Ended June 30, 2001
                                                                                    --------------------------------
                                                                                                                    Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend        Average            Annualized
                                                                            Income              Balance               Yield
                                                                            ------              -------               -----
Mortgage securities available for sale                                     $2,633,777         $182,289,194              5.80%
Investment in equity securities and
   Promissory notes/(1)/ /(3)/                                              1,669,192           45,451,028             14.73%

Cash and cash equivalents                                                     122,493           11,435,780              4.30%
                                                                           ----------         ------------              ----
        Total                                                              $4,425,462         $239,176,002              7.42%
                                                                           ==========         ============              ====

                                                                                    Three Months Ended June 30, 2000
                                                                                    --------------------------------
                                                                                                                     Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend         Average            Annualized
                                                                            Income               Balance              Yield
                                                                            ------               -------              -----
Mortgage securities available for sale                                     $3,386,363          $211,154,403             6.43%
Investment in equity securities
    And promissory notes/(2)/ /(3)/                                         2,391,581            64,945,093            14.77%
Cash and cash equivalents                                                     136,177            10,086,300             5.42%
                                                                          -----------           -----------             ----
        Total                                                              $5,914,121          $286,185,796             8.29%
                                                                          ===========          ============             ====

(1) Includes accrued interest and amortized commitment fees on convertible loan to Prime Group Realty. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC and Prime Retail, Inc. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(3)  The Company accrues dividend income based on the ex-dividend date.


                                                                                     Six Months Ended June 30, 2001
                                                                                     ------------------------------
                                                                                                                    Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend        Average            Annualized
                                                                            Income              Balance               Yield
                                                                            ------              -------               -----
Mortgage securities available for sale                                     $5,022,870         $167,154,840              6.06%
Investment in equity securities and
   Promissory notes/(1)/(3)/                                                2,082,163           41,256,102             10.18%

Cash and cash equivalents                                                     499,949           19,194,447              5.25%
                                                                             --------         ------------              ----

        Total                                                              $7,604,982         $227,605,389              6.74%
                                                                           ==========         ============              ====

                                                                                     Six Months Ended June 30, 2000
                                                                                     ------------------------------
                                                                                                                     Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend         Average            Annualized
                                                                            Income               Balance              Yield
                                                                            ------               -------              -----
Mortgage securities available for sale                                     $7,214,051          $223,120,340             6.48%
Investment in equity securities
    And promissory notes/(2)/(3)/                                           4,752,578            74,502,397            12.80%
Cash and cash equivalents                                                     270,820             9,178,834             5.92%
                                                                         ------------          ------------             ----
        Total                                                             $12,237,449          $306,801,571             8.00%
                                                                         ============          ============             ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Group Realty, L.P. and Prime Capital Funding I, LLC. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Holding LLC and Prime Retail, Inc. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(3)  The Company accrues dividend income based on the ex-dividend date.



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

The Company held mortgage-backed securities of $246.5 million as of June 30, 2001. The Company held mortgage-backed securities of $154.8 million on December 31, 2000.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At June 30, 2001, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $2.7 million. At December 31, 2000, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $1.7 million.

The Company received mortgage principal payments equal to $20.6 million for the six months ended June 30, 2001. The Company received mortgage principal payments equal to $23.7 million for the year ended December 31, 2000.

At June 30, 2001, $11.5 million of net unrealized gains on equity securities and $0.6 million of net unrealized gains on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive income. At December 31, 2000, $0.2 million of net unrealized losses on equity securities and $0.5 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss.

Repurchase Agreements

To date, the Company's debt has consisted mainly of borrowings collateralized by a pledge of most of the Company's mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

The Company had $214.0 million outstanding under repurchase agreements with several financial institutions on June 30, 2001. The Company had $133.9 million outstanding under repurchase agreements on December 31, 2000. At June 30, 2001, the ratio of the amounts due under repurchase agreement to shareholder's equity was 2.34 to 1.

At June 30, 2001, the term to maturity of the Company's borrowings had been limited to 27 days with a weighted average remaining maturity of 17 days and a weighted average cost of funds on outstanding borrowings of 3.87%.

Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matured on June 29, 2001, and was extended through September 30, 2001, upon payment of an extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of unimproved land owned by Prime Aurora and located in Aurora, Illinois. No assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan. PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.


Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or principal payments on mortgage- backed and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities (see "Developments Since June 30, 2001"). There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company's needs ever exceed these sources of liquidity, management believes the Company's mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

For the six months ended June 30, 2001, the Company's operating activities resulted in net cash flows of $2.7 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable, dividends, and fee income from investments. For the six months ended June 30, 2000, the Company's operating activities provided net cash flows of $7.4 million.

For the six months ended June 30, 2001, the Company's investing activities resulted in net cash used of $102.0 million compared to net cash provided by investing activities for the six months ended June 30, 2000, of $58.0 million. The change is primarily attributable to increased purchases of mortgage-backed and available-for-sale equity securities during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

For the six months ended June 30, 2001, net cash used in the Company's financing activities was $66.0 million compared to net cash used for the six months ended June 31, 2000, of $72.3 million. The decrease in cash used in financing activities is primarily attributable to a decrease in stock repurchases and an increase in borrowings under repurchase agreements during the first half of 2001.

Shareholders' Equity

As of June 30, 2001, the value of the equity securities in the Company's portfolio had increased from the adjusted cost basis of $40.4 million to $51.9 million. As of December 31, 2000, the value of the equity securities in the Company's portfolio had declined from the adjusted cost basis of $28.3 million to $28.1 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the six months ended June 30, 2001, the Company recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s preferred stock of $0.5 million. For the six months ended June 30, 2000, FBR Asset recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s common and preferred stock, Encompass Service Corporation, and Resource Asset Investment Trust of $5.6 million.

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes FBR Asset's investments as of June 30, 2001, and December 31, 2000.

                                                                         As of June 30, 2001
                                                                         -------------------
                                                                               Amount                         Percentage
                                                Shares         Percent           Of           Carrying         Increase
                                                Owned       Ownership/(3)    Investment         Value         (Decrease)
                                                -----       ------------     ----------         -----         ----------
Mortgage-Backed Securities                          N/A            N/A     $245,892,914     $246,502,538         0.25%
                                                                           ------------     ------------         -----
Equity Investments/(1)(2)/
Capital Automotive REIT
   (CARS)                                     1,415,115           6.54%      19,740,855       25,472,070        29.03%
Annaly Mortgage Management, Inc.
   (NLY)                                        800,000           3.11%       7,144,000       10,968,000        53.53%
Prime Retail, Inc., pfd
   (PRT pfd)                                     78,400           3.41%         493,920          540,960         9.52%
Resource Asset Investment
   Trust (RAS)                                  344,575           3.78%       3,704,181        5,651,030        52.56%
Saxon Capital Acquisition
   Corporation                                1,000,000           3.57%       9,300,000        9,300,000         0.00%
Encompass Services
   Corporation (ESR)/(4)/                        49,900           0.08%
                                                                             ----------       ----------         -----
     Total Equity Investments                                               $40,382,956     $ 51,932,060        28.60%
                                                                            -----------     ------------    ----------

Promissory Notes/(2)/
   Prime Capital Funding I, LLC                     N/A            N/A               --               --           N/A
  Prime Group Realty, L.P.                          N/A            N/A       12,000,000       12,000,000           N/A
                                                                           ------------    -------------
    Total Promissory Notes                                                  $12,000,000      $12,000,000           N/A
                                                                           ------------      -----------
Cash and Cash Equivalents                           N/A            N/A      $ 3,502,554      $ 3,502,554           N/A
                                                                           ------------      -----------
Total Investments & Cash
   And Cash Equivalents                                                    $301,778,424     $313,937,152          4.03%
                                                                           =============   =============


                                                         As of December 31, 2000
                                                         -----------------------
                                                 Amount                         Percentage
                                                   of           Carrying         Increase
                                               Investment         Value         (Decrease)
                                               ----------         -----         ----------
Mortgage-Backed Securities                   $155,379,074     $154,848,205        (0.34%)
                                             ------------     ------------
Equity Investments/(1)(2)/
Capital Automotive REIT
   (CARS)                                      23,298,100       23,068,463        (0.99%)
Annaly Mortgage Management, Inc.
   (NLY)                                               --               --            --
Prime Retail, Inc., pfd
   (PRT pfd)                                    1,038,800          543,939       (47.64%)
Resource Asset Investment
   Trust (RAS)                                  3,704,181        4,245,164         14.60%
Saxon Capital Acquisition
   Corporation                                         --               --            --
Encompass Services
   Corporation (ESR)/(4)/                         286,931          252,624       (11.96%)
                                              -----------      -----------       --------
     Total Equity Investments                $ 28,328,012     $ 28,110,190        (0.77%)
                                             ------------     ------------       --------

Promissory Notes/(2)/
   Prime Capital Funding I, LLC                 4,000,000        4,000,000          N/A
  Prime Group Realty, L.P.                                                          N/A
                                              -----------       ----------          ---

    Total Promissory Notes                    $ 4,000,000      $ 4,000,000          N/A
                                              -----------      -----------
Cash and Cash Equivalents                     $36,810,566     $ 36,810,566          N/A
                                              -----------     ------------
Total Investments & Cash
   And Cash Equivalents                      $224,517,652     $223,768,961       (0.33%)
                                             ============     ============       -------



(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3) As of March 31, 2001. For Prime Retail, Inc., represents the percentage ownership of 10.5% Series A Cumulative Preferred Stock
(4)  Formerly Building One Services Corporation (BOSS)

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

The Company records it's interest rate swap agreements at fair value (See Note 4 of "Notes to Financial Statements-Interest Rate Swaps"). The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement the company receives or makes a payment based on the fair value of the swap agreement.

The table that follows shows the expected change in market value for the Company's current mortgage-backed securities under several interest rate "shocks." Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 6/30/01." Actual results could differ significantly from these estimates.

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

                                                                                                          Value at
                                                                                                          6/30/01
                                                                                                          with 100
                                                                Value at 6/30/01                        basis point
                                                                 with 100 basis                         decrease in
                                              Value at           point increase          Percent          interest        Percent
                                            6/30/01/(1)/       in interest rates         Change            rates          Change
                                            ------------       -----------------         ------            -----          ------
Assets
   Mortgage securities                      $246,502,538           $236,249,780          (4.16%)       $246,863,375         0.15%
   Other                                      71,111,254             71,111,254                          71,111,254
                                          --------------          -------------                       -------------
     Total Assets                           $317,613,792          $ 307,361,034          (3.23%)       $317,974,629         0.11%
                                            ============          =============                       =============

Liabilities                                  226,292,590            226,292,590                         226,292,590
                                          --------------          -------------                       -------------
Shareholders' Equity
   Common stock                               $   34,725              $  34,725                           $  34,725
   Paid-in-capital                            99,341,547             99,341,547                          99,341,547
   Accumulated other
     Comprehensive income                   $ 12,158,728          $   1,905,970         (84.32%)         12,519,565         2.97%
Retained deficit                            $(20,213,798)         $ (20,213,798)                        (20,213,798)
                                           --------------        --------------                       -------------
     Total Shareholders' Equity              $91,321,202            $81,068,444         (11.23%)        $91,682,039         0.40%
                                             -----------         --------------                        ------------
     Total Liabilities and
   Shareholders' Equity                     $317,613,792           $307,361,034          (3.23%)       $317,974,629         0.11%
                                            ============          =============                       =============

(1)    Includes Accrued Interest.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of the Company as of June 30, 2001.

                                                                      Value at
                                                                   June 30, 2001                       Value at
                                                                        with                      June 30, 2001 with
                                                 Value at           10% increase      Percent      10% decrease in       Percent
                                              June 30, 2001           in price         Change            price           Change
                                              --------------          --------         ------            -----           ------

Assets
   Equity securities                             $51,932,056          $57,125,262      10.00%           $46,738,850       -10.00%
   Other                                         265,681,736          265,681,736                       265,681,736
                                                ------------         ------------                       -----------
     Total Assets                               $317,613,792         $322,806,998       1.64%          $312,420,586        -1.64%

Liabilities                                     $226,292,590         $226,292,590                      $226,292,590

Shareholders' Equity
   Common stock                                    $  34,725            $  34,725                         $  34,725
    Paid-in-capital                               99,341,547           99,341,547                        99,341,547
   Accumulated comprehensive
     Income                                       12,158,728           17,351,934      42.71              6,965,522       -42.71
   Retained deficit                              (20,213,798)         (20,213,798)                      (20,213,798)
                                                 ------------         ------------                      ------------

   Total
   Shareholders' Equity                          $91,321,202         $ 96,514,408       5.69%           $86,127,996        -5.69%

   Total Liabilities and Shareholders'
     Equity                                     $317,613,792         $322,806,998       1.64%          $312,420,586        -1.64%
                                                ============        =============                      ============
Book value per share                               $   26.30            $   27.79       5.69%             $   24.80        -5.69%
                                                   =========           ==========                         =========

Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company's earnings. If the Company had sold all of its equity investments on June 30, 2001, the company would have realized a gain of approximately $11.5 million which would have been included in earnings.

Developments Since June 30, 2001

On July 9, 2001, the Company and its taxable broker-dealer subsidiary completed an agreement with Friedman Billings Ramsey & Co. ("FBR") pursuant to which we will be entitled to receive 10% of the net cash fees earned by FBR as a result of investment banking engagements of FBR by entities in which the Company commits to make an equity investment or a loan. The Company's right to be paid 10% of the net cash fees earned by FBR will be conditioned on, among other factors, whether our commitment to invest in or lend to the entity that engages FBR is a contributing factor in the entity's decision to engage FBR, facilitates the provision of investment banking services to the entity by FBR, or assists in facilitating the completion of a transaction.

On July 9, 2001, the Company acquired a registered broker-dealer from an affiliate of FBR Group. This broker-dealer subsidiary will participate with us in the fee-sharing arrangement described above. The payments the subsidiary receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company's shareholders.

On July 27, 2001, the Company entered into an interest rate swap agreement that matures on July 27, 2004, and has a notional amount of $50 million. Under this agreement the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR on the notional amount.

On August 2, 2001 the Company completed a secondary offering of 4,500,000 shares of common stock. The price per share to the public was $23. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. and the co-manager was Stifel, Nicolaus & Company. The net proceeds to the Company, before deducting expenses, were approximately $98,325,000 million. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 675,000 additional shares of common stock to cover over-allotments, if any.

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

             Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             The Company held its Annual meeting of Shareholders on May 24, 2001, at which shareholders took the following actions:

1.       The election of five directors nominated to serve until the next
         Annual Meeting
2. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001

             The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 2,883,208 votes were received for this item

                                For              Against             Abstain
                                ---              -------             -------
Emanuel J. Friedman         2,881,708             1,500                 ---
Eric F. Billings            2,881,708             1,500                 ---
Peter A. Gallagher          2,881,708             1,500                 ---
Stephen D. Harlan           2,881,708             1,500                 ---
Russell C. Lindner          2,881,708             1,500                 ---

2. Ratification of the Appointment of Arthur Andersen LLP: A total of 2,883,208 votes were received for this item.

                                For              Against             Abstain
                                ---              -------             -------
                            2,882,208              ---                1,000



ITEM 5.      OTHER INFORMATION

             The registrant's stock became registered under the Securities and Exchange Act of 1934 on September 27, 1999. The common stock is listed on the American Stock Exchange and its symbol is "FB."

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             None

(b)      Reports on Form 8-K

             Current report on Form 8-K filed May 4, 2001.

SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FBR ASSET INVESTMENT CORPORATION
                                    (Registrant)


Date:  August 14, 2001              By:      /s/ Kurt R. Harrington
                                             ----------------------
                                             Kurt R. Harrington
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             and Accounting Officer)