Form 10-Q/A
period 2001-09-30
FBR ASSET INVESTMENT CORP/VA
filed 2001-11-14
CIK 1073208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the quarterly period ended September 30, 2001
                               ------------------

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

                                       N/A
                                  (Former Name)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes:   X     No
     -----      --------

As of November 9, 2001, the latest practicable date, there were 7,982,527 shares of FBR Asset Investment Corporation's common stock outstanding.

                        FBR ASSET INVESTMENT CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                               Page
                                                                                                                            ----
ITEM 1 -   Financial Statements and Notes

    Statements of Financial Condition as of September 30, 2001
       (unaudited) and as of December 31, 2000.....................................................................            1

     Statements of Income for the Three and Nine Months Ended
       September 30, 2001 and 2000 (unaudited).....................................................................            2

     Statements of Changes in  Shareholders'  Equity for the Nine  Months  Ended
       September 30, 2001 (unaudited), and the Year
       Ended December 31, 2000 ....................................................................................            4

    Statements of Cash Flows for the Nine Months Ended
       September 30, 2001 and 2000 (unaudited).....................................................................            5

    Notes to Financial Statements..................................................................................            6

ITEM 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations............................................................................            9

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................................           15

PART II.   OTHER INFORMATION

    Item 1. Legal Proceedings......................................................................................           18

    Item 2. Changes in Securities and Use of Proceeds..............................................................           18

    Item 3. Defaults Upon Senior Securities........................................................................           18

    Item 4. Submission of Matters to a Vote of Security Holders....................................................           18

    Item 5. Other Information......................................................................................           18

    Item 6. Exhibits and Reports on Form 8-K.......................................................................           18

SIGNATURES.........................................................................................................           19


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND NOTES

FBR Asset Investment Corporation
Statements of Financial Condition as of September 30, 2001 (unaudited) and December 31, 2000

================================================================================================================================


                                                                            As of September 30, 2001     As of December 31, 2000
                                                                            ------------------------     -----------------------
                                                                                  (unaudited)
ASSETS
       Mortgage-backed securities, pledged as collateral, at fair value           $1,058,067,378                 $144,867,416
       Mortgage-backed securities, at fair value                                     129,751,427                    9,980,789
       Cash and cash equivalents                                                       1,771,112                   36,810,566
       Investments in equity securities, at fair value                                51,768,538                   28,110,190
       Notes receivable                                                               12,000,000                    4,000,000
       Dividends, interest and fees receivable                                         8,421,120                    1,813,478
       Prepaid expenses and other assets                                                 568,722                      221,628
                                                                                 ---------------                 ------------
        Total assets                                                             $1,262,348,297                  $225,804,067
                                                                                 ===============                 ============

LIABILITIES AND SHAREHOLDER'S EQUITY
   Liabilities:
        Repurchase agreements                                                      $ 983,614,000                 $133,896,000
        Interest rate swap                                                             1,508,718                           --
        Interest payable                                                                 840,619                      844,841
        Dividends payable                                                              6,386,022                    3,731,911
        Management fees payable                                                          726,518                       78,727
        Accounts payable and accrued expenses                                            517,860                      237,218
        Due to clearing broker                                                        77,318,023                           --
        Other                                                                            120,000                      174,786
                                                                                 ---------------                -------------
        Total liabilities                                                          1,071,031,760                  138,963,483
                                                                                 ---------------                -------------


Shareholders' Equity:
        Preferred stock, par value $.01 per share,
        50,000,000 shares authorized                                                          --                           --
        Common stock, par value $.01 per share,
         200,000,000 shares authorized, 7,982,527
         and 3,884,427 shares issued and outstanding as of
         September 30, 2001, and December 31, 2000, respectively                          79,825                       38,844
        Additional paid-in capital                                                   196,682,319                  107,529,063
        Accumulated other comprehensive income (loss)                                 15,468,673                     (748,691)
        Retained deficit                                                             (20,914,280)                 (19,978,632)
                                                                                 ---------------                -------------
         Total shareholders' equity                                                  191,316,537                   86,840,584
                                                                                 ---------------                -------------

          Total liabilities and shareholders' equity                              $1,262,348,297                 $225,804,067
                                                                                 ===============                 ============

==================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Three Months Ended September 30, 2001 and 2000 (unaudited)


==================================================================================================================================


                                                                                               Three Months Ended September 30,
                                                                                               --------------------------------
                                                                                                   2001                2000
                                                                                                   ----                ----
                                                                                                (unaudited)        (unaudited)
Income:
Interest                                                                                        $ 8,535,864         $ 4,211,836
Dividends                                                                                         1,046,829           1,381,898
                                                                                                -----------         -----------
       Total income                                                                               9,582,693           5,593,734

Expenses:
Interest expense                                                                                  4,120,112           2,820,747
Management fee expense                                                                              955,446             242,145
Professional fees & other expenses                                                                  144,982             191,542
                                                                                                  --------            ---------
       Total expenses                                                                             5,220,540           3,254,434
                                                                                                  ---------           ---------

Realized gain on sale of available-for-sale equity securities                                           --               57,098

Realized gain on sale of mortgage-backed securities                                               1,281,682                --
                                                                                                -----------         -----------
Net income                                                                                      $ 5,643,835         $ 2,396,398
                                                                                                ===========         ===========


Basic earnings per share                                                                           $   0.88            $   0.58
                                                                                                  =========            ========

Diluted earnings per share                                                                         $   0.86            $   0.58
                                                                                                  =========            ========

Basic weighted-average common and equivalent shares                                               6,407,962           4,157,662
                                                                                                  =========           =========
Diluted weighted-average common and equivalent shares                                             6,547,295           4,157,662
                                                                                                  =========           =========

================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

==================================================================================================================================

                                                                                               Nine Months Ended September 30,
                                                                                               -------------------------------
                                                                                                   2001                2000
                                                                                                   ----                ----
                                                                                                (unaudited)        (unaudited)
Income:
Interest                                                                                       $ 14,876,936        $ 14,383,894
Dividends                                                                                         2,310,739           3,447,289
Fee Income                                                                                        1,701,828                --
                                                                                               ------------        ------------
       Total income                                                                              18,889,503          17,831,183

Expenses:
Interest expense                                                                                  7,793,700           8,628,191
Management fee expense                                                                            1,774,337             825,549
Professional fees & other expenses                                                                  590,791             455,953
                                                                                                   --------            -------
       Total expenses                                                                            10,158,828           9,909,693
                                                                                               ------------           ---------

Realized gain on sale of available-for-sale equity securities                                       503,389             636,305
Realized gain on sale of mortgage-backed securities                                               1,106,598              67,358
Recognized loss on available-for-sale equity securities                                           (544,880)         (5,626,022)
                                                                                                  ---------         -----------
Net income                                                                                       $9,795,782         $ 2,999,131
                                                                                                ============        ===========

Basic earnings per share                                                                           $   2.17            $   0.63
                                                                                                   ========            ========

Diluted earnings per share                                                                         $   2.12            $   0.63
                                                                                                   ========            ========

Basic weighted-average common and equivalent shares                                               4,507,217           4,731,163
                                                                                                  =========           =========
Diluted weighted-average common and equivalent shares                                             4,619,342           4,731,163
                                                                                                  =========           =========

==================================================================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2001 (unaudited), and the Year Ended December 31, 2000

=================================================================================================================================

                                                                                       Accumulated
                                                                                          Other
                                                        Additional       Retained     Comprehensive
                                          Common         Paid in         Earnings         Income                      Comprehensive
                                          Stock          Capital        (Deficit)         (Loss)          Total          Income
                                          -----          -------        ---------         ------          -----          ------

Balance, December 31, 1999                 58,063      132,930,479     (15,463,462)   (12,982,359)     104,542,721
                                      ------------     ------------    ------------   -------------    -----------

  Repurchase of common stock              (19,219)    (25,401,416)              --              --     (25,420,635)             --
  Net income                                    --              --       8,364,480              --       8,364,480     $ 8,364,480
  Other comprehensive income
  Change in unrealized loss on
        available-for-sale securities           --              --              --      12,233,668      12,233,668      12,233,668
  Dividends                                     --              --    (12,879,650)              --     (12,879,650)             --
                                      ------------    ------------    ------------      ----------     ------------   ------------
Balance, December 31, 2000                 38,844      107,529,063    (19,978,632)       (748,691)      86,840,584      20,598,148
                                      ------------    ------------    ------------       ---------      ----------    ------------


  Stock option grants                           --         142,500              --              --         142,500              --
  Issuance of common stock                  45,100      97,340,772                                      97,385,872              --
  Repurchase of common stock               (4,119)     (8,330,016)              --              --     (8,334,135)              --
  Net Income                                    --              --       9,795,782              --       9,795,782     $ 9,795,782
  Change in unrealized loss on
        available-for-sale securities           --              --              --      17,726,082      17,326,082      17,326,082
  Change in unrealized loss on
        cashflow hedge                          --              --              --      (1,508,718)    (1,508,718)      (1,508,718)
  Dividends                                     --              --     (10,731,430)             --    (10,731,430)      26,013,146
                                      ------------    ------------    ------------     -----------    ------------    ------------
Balance, September 30, 2001                $79,825    $196,682,319    $(20,914,280)    $15,468,673    $191,316,537    $ 27,521,864

===================================================================================================================================

The accompanying notes are an integral part of these Statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

===================================================================================================================================


                                                                                          For the Nine Months Ended September 30,
                                                                                                2001                  2000
                                                                                                ----                  ----
                                                                                            (unaudited)            (unaudited)
Cash flows from operating activities:
Net income                                                                                   $ 9,795,782             $2,999,131
Adjustments to reconcile net income to net cash provided by operating
    Activities
    Realized and recognized losses on mortgage-backed and
       equity securities                                                                      (1,065,108)             4,922,359
    Compensation expense related to stock option grants                                          142,500                     --
    Amortization                                                                                      --                  4,717
    Premium amortization on mortgage-backed securities                                         1,319,421                206,897
Changes in operating assets and liabilities:
    Due from custodian                                                                                --                806,093
    Dividends, interest and fees receivable                                                  (6,607,642)              1,251,799
    Prepaid expenses                                                                           (347,094)                 72,956
     Management fees payable                                                                     647,790                 52,961
     Accounts payable and accrued expenses                                                       280,643                 38,490
     Interest payable                                                                            (4,222)                988,319
     Other                                                                                      (54,786)              (178,306)
                                                                                        ----------------      -----------------
Net cash provided by operating activities                                                     4,107,284              11,165,416
                                                                                        ----------------      -----------------

Cash flows from investing activities:
Purchase of mortgage-backed securities                                                    (1,104,522,134)           (40,921,815)
Investments in equity securities                                                             (16,444,000)            (1,801,410)
Investments in notes receivable                                                              (12,000,000)            (4,000,000)
Repayment of notes receivable                                                                  4,000,000              7,000,000
Proceeds from sale of mortgage backed securities                                              98,220,114            101,529,084
Proceeds from sale of available-for-sale equity securities                                     4,362,364             14,931,133
Receipt of principal payments on mortgage-backed securities                                   56,734,378             17,566,242
                                                                                          --------------      -----------------
       Net cash (used in) provided by investing activities                                 (969,649,278)             94,303,234
                                                                                          --------------      -----------------

Cash flows from financing activities:
Repurchase of common stock                                                                    (8,334,135)           (22,629,989)
Proceeds from issuance of common stock                                                        97,385,872                    --
Borrowings / (Repayments) of repurchase agreements                                           849,718,000            (81,776,000)
Dividends paid                                                                                (8,267,197)            (9,615,811)
                                                                                          ---------------     ------------------
       Net cash provided by (used in) financing activities                                    930,502,540          (114,021,800)
                                                                                          ---------------     ------------------

Net decrease in cash and cash equivalents                                                   (35,039,454)             (8,553,150)
Cash and cash equivalents, beginning of the period                                            36,810,566             13,417,467
                                                                                          --------------      -----------------
Cash and cash equivalents, end of the period                                                  $1,771,112             $4,864,317
                                                                                          --------------      -----------------
Supplemental disclosure:

    Cash payments for interest                                                             $   7,797,922          $   7,639,872

Securities purchased, not yet settled                                                      $  77,318,023                     --

==================================================================================================================================

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

Note 2   Investments in Mortgage-Backed Securities

For the three and nine months ended September 30, 2001, the weighted average coupon rate on the mortgage-backed securities was 6.46% and 6.29%, respectively.

The following table summarizes the Company's mortgage-backed securities as of September 30, 2001, and December 31, 2000:


                                                                                                                 Total Mortgage
September 30, 2001                                        Freddie Mac         Fannie Mae        Ginnie Mae           Assets
-------------------                                       -----------     -   -----------       -----------          ------
Mortgage-backed securities,
 Available-for-sale, face                                $384,112,199       $ 774,955,798                __      $1,159,067,997

Unamortized net premium                                     8,156,121          15,002,882                __          23,159,003
                                                         ------------       -------------                        --------------

Amortized cost                                            392,268,320         789,958,680                __       1,182,227,000
Gross unrealized gains                                                                                   __
                                                            1,977,556           3,683,991                             5,661,547
Gross unrealized losses                                      (66,543)             (3,200)                __             (69,743)
                                                             ---------            --------                              --------
Estimated fair value                                     $394,179,333       $ 793,639,471                __      $1,187,818,804
                                                         ============       =============                        ==============

                                                                                                                 Total Mortgage
December 31, 2000                                         Freddie Mac         Fannie Mae        Ginnie Mae           Assets
-----------------                                         -----------     -   -----------       -----------          ------
Mortgage-backed securities,
 available-for-sale, face                                 $85,927,247        $ 58,134,867      $ 9,660,054         $153,722,168

Unamortized net premium                                       413,946             669,906          573,054            1,656,906
                                                              -------             -------          -------            ---------

Amortized cost                                             86,341,193          58,804,773       10,233,108          155,379,074
Gross unrealized gains                                        138,622             424,165               __              562,787
Gross unrealized losses                                     (380,578)           (411,713)        (301,365)          (1,093,656)
                                                            ----------          ----------       ---------          -----------
Estimated fair value                                      $86,099,237         $58,817,225      $9,931,743          $154,848,205
                                                          ===========         ===========      ===========         ============

Note 3   Repurchase Agreements


At September 30, 2001, the Company had $983.6 million outstanding under repurchase agreements with a weighted average borrowing rate of 3.12% as of the end of the period and a remaining weighted-average term to maturity of 7 days (remaining maturities between 1 and 26 days) At September 30, 2001, mortgage-backed securities pledged against repurchase agreements had an estimated fair value of $1,058.1 million, for the three months ended September 30, 2001, the weighted average borrowing rate was 3.63% and the weighted average repurchase agreement balance was $450.2 million. For the nine months ended September 30, 2001, the weighted average borrowing rate was 4.27% and the weighted average repurchase agreement balance was $243.9 million.

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

On July 27, 2001 the Company entered into an interest rate swap agreement that matures on July 27, 2004, at a notional amount of $50 million. Under this agreement the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR. At September 30, 2001, the fair value of the interest rate swap was ($1.5 million).

The Company adopted FAS 133 on January 1, 2001. Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For cash-flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the hedged cash flows. If a cash flow hedging relationship is terminated the related gain or loss in other comprehensive income is amortized over the remaining life of the original hedging relationship.

Note 5   Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matured on June 29, 2001, and was extended through September 30, 2001, upon payment of an extension fee of $120,000. On September 30, 2001 the loan was further extended until November 30, 2001, upon payment of an additional extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of unimproved land owned by Prime Aurora and located in Aurora, Illinois. Although management believes the note is adequately secured, no assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan. PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.


Note 6   Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is the changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity and changes in unrealized gains and losses related to the Company's use of cash flow hedges.

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

Note 8    Shareholders' Equity

On August 2, 2001, the Company completed a secondary offering of 4,500,000 shares of common stock at a price of $23.00 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. and the co-manager was Stifel, Nicolaus & Company. The proceeds after expenses to the Company were $97,185,872.

From January 1, 2001 to June 30, 2001, the Company repurchased 411,900 shares of it's common stock at an average price of $20.23 per share. On March 16, 2001, the Company declared a dividend of $0.60 per share payable April 16, 2001, to shareholders of record as of March 30, 2001. On June 14, 2001, the Company declared a dividend of $0.65 per share payable July 16, 2001, to shareholders of record as of June 29, 2001. On September 19, 2001, the Company declared a dividend of $0.80 per share payable October 15, 2001, to shareholders of record as of September 28, 2001. Treasury stock, at cost, has been deducted from common stock and additional paid-in capital for presentation purposes.

As of  September  30,  2001,  and  December  31,  2000,  1,001,900  and 996,900,
respectively, options to purchase common stock were outstanding. These options have terms of eight to ten years. 986,900 of these options have an exercise price of $20 per share while the remaining 15,000 options have an exercise price of $15 per share. As a result, 139,333 and 112,125 shares, respectively, were included to calculate diluted earnings per share for the three and nine-month periods presented.

Note 9    Equity Investments

At September 30, 2001, FBR Asset's equity investments had an aggregate cost basis of $40.4 million, a fair value of $51.8 million and unrealized gains of $11.4 million.

                                                                        Amount of       Carrying Value at     Carrying Value at
Equity Investments                                                    Investment(1)       Sept. 30, 2001      December 31, 2000
                                                                      --------------      --------------      -----------------
Capital Automotive REIT......................................           $19,740,850         $24,934,327           $23,068,463
Annaly Mortgage Management, Inc..............................             7,144,000          11,560,000                    --
Prime Retail, Inc., pfd......................................               493,920             478,240               543,939
Resource Asset Investment Trust..............................             3,704,181           5,495,971             4,245,164
Saxon Capital Acquisition Corporation........................             9,300,000           9,300,000                    --

Encompass Services Corporation...............................                                                         252,624
                                                                        -----------         -----------               -------
       Total.................................................           $40,382,951         $51,768,538           $28,110,190
                                                                        ===========         ===========           ===========

(1)    As of September 30, 2001.


Note 10 Subsequent Events

None

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

Overview

The Company targets investments in real estate assets and real estate-related companies. The Company has invested in, and intends to continue investing in, mezzanine loans, whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mortgage loans, mortgage-backed securities, real property and joint ventures formed to own real property. The Company invests in some of these assets indirectly through its investments in and loans made to REITs and other companies.

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

Results of Operations

The following discussion sets forth the significant components of FBR Asset's net income for the three-month periods ended September 30, 2001 and 2000.

Net Income

The Company had net income for the three months ended September 30, 2001, of $5.6 million or $0.88 per basic share, compared to net income of $2.4 million or $0.58 per basic share for the corresponding period in 2000. Fully diluted net income per share for the second quarter of 2001 was $0.86 per share; compared to $0.58 per share for the third quarter of 2000. The increase is primarily due to an increase in interest income from mortgage-backed securities.

The Company's total income increased to $9.6 million for the three months ended September 30, 2001, from $5.6 million for the three months ended September 30, 2000. The company invested the proceeds from its secondary offering completed on August 2, 2001, in mortgage-backed securities, thereby substantially increasing the portfolio size and interest income generated from the portfolio.

For the three months ended September 30, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 6.46%. As of September 30, 2001, the Company had investments in 53 mortgage-backed securities. For the three months ended September 30, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 7.04%. As of September 30, 2000, the Company had investments in 37 mortgage-backed securities.

For the three months ended September 30, 2001, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 12.55%, compared to 14.23% for the three months ended September 30, 2000, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and promissory notes. The average annual yield on all investments decreased to 7.02% from 8.90%. The decrease is primarily related to a reduction in interest income received from the Company's notes receivable due to repayments and a reduction in yields on mortgage-backed securities purchased in 2001 from their levels in 2000.

The Company incurred interest expense of $4.1 million for the three months ended September 30, 2001, which represents 78.9% of the total expenses for the period. The Company incurred interest expense of $2.8 million for the three months ended September 30, 2000. Which represented 86.7% of the total expenses for that period. The $1.3 million increase in interest expense reflects the 175.9% increase in weighted average borrowings under repurchase agreements to $450.2 million from $163.2 million.

Management fees for the three months ended September 30, 2001, were $955,446 compared to $242,145 for the three months ended September 30, 2000. The Company recorded $416,303 in incentive compensation for the three months ended September 30, 2001, payable to its portfolio manager based on the performance of the Company over the preceding 12-month period.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $144,982 for the three months ended September 30, 2001, and $191,543 for the three months ended September 30, 2000. The decreased fees are attributable a reduction in legal fees from notes receivable.

The following discussion sets forth the significant components of FBR Asset's net income for the nine-month periods ended September 30, 2001 and 2000.

Net Income

The Company had net income for the nine months ended September 30, 2001, of $9.8 million or $2.17 per basic share, compared to net income of $3.0 million or $0.63 per basic share for the corresponding period in 2000. Fully diluted net income per share for the nine months ended September 30, 2001 was $2.12 per share, compared to $0.63 per share for the first nine months of 2000. The increase is primarily due to gains on the sale of available-for-sale equity securities and fee income.

The Company's total income increased to $18.9 million for the nine months ended September 30, 2001, from $17.8 million for the nine months ended September 30, 2000. The increase is primarily related to fee income received under the fee sharing agreement with FBR.

For the nine months ended September 30, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 6.29%. For the nine months ended September 30, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.65%.

For the nine months ended September 30, 2001, the weighted average annual yield on FBR Asset's equity securities and promissory notes was 11.26%, compared to 13.19% for the nine months ended September 30, 2000, based on interest and dividend income accrued on, and the weighted average cost basis of, equity securities and a promissory notes. The average annual yield on all investments decreased to 6.94% from 8.25%. The decrease reflects the decreased investment in promissory notes during the first nine months of 2001 from the comparable period in 2000.

The Company incurred interest expense of $7.8 million for the nine months ended September 30, 2001, which represents 76.7% of the total expenses for the period. The Company incurred interest expense of $8.6 million for the nine months ended September 30, 2000, which represents 87.1% of the total expenses for that period. The $0.8 million decrease in interest expense reflects a lower weighted average borrowing cost of 4.27% compared to 5.44% for the similar period of 2000.

Management fees for the nine months ended September 30, 2001, were $1.8 million compared to $825,549 for the nine months ended September 30, 2000. The Company recorded $811,456 in incentive compensation during the nine months ended September 30, 2001, payable to it's portfolio manager based on the Company's performance over the preceding 12-month period.

Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $590,791 for the nine months ended September 30, 2001, and $455,954 for the nine months ended September 30, 2000. The increased fees are primarily attributable to a charge for stock option grants in 2001.

Interest and Dividend Income

The following tables set forth information regarding the total amount of income from interest and dividend earning assets and the resultant average yields for the three and nine months ended September 30, 2001 and 2000. Information is based on daily average balances during the period.

                                                                                 Three Months Ended September 30, 2001
                                                                                 -------------------------------------
                                                                                                                    Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend        Average            Annualized
                                                                            Income              Balance               Yield
                                                                            ------              -------               -----
Mortgage securities available for sale                                     $7,892,502         $485,077,565              6.46%
Investment in equity securities and
   Promissory notes/(1)/(3)/                                                1,657,495           52,382,955             12.55%

Cash and cash equivalents                                                      32,696            3,957,576              3.28%
                                                                               ------         ------------              ----
        Total                                                              $9,582,693         $541,418,096              7.02%
                                                                           ==========         ============              ====


                                                                                 Three Months Ended September 30, 2000
                                                                                 -------------------------------------
                                                                                                                     Weighted
                                                                                                Weighted             Average
                                                                       Interest/Dividend         Average            Annualized
                                                                            Income               Balance              Yield
                                                                            ------               -------              ------
Mortgage securities available for sale                                     $3,208,446          $180,802,170             7.04%
Investment in equity securities
    And promissory notes/(2)/(3)/                                           2,320,665            64,686,711            14.23%
Cash and cash equivalents                                                      64,623             3,993,878             6.42%
                                                                               ------             ---------             ----
        Total                                                              $5,593,734          $249,482,759             8.90%
                                                                          ===========          ============             ====


(1) Includes accrued interest and amortized commitment fees on convertible loan to Prime Group Realty, L.P. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Funding 1, LLC and Prime Retail, Inc. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(3)  The Company accrues dividend income based on the ex-dividend date.



                                                      Nine Months Ended September 30, 2001
                                                      ------------------------------------
                                                                                        Weighted
                                                                    Weighted             Average
                                           Interest/Dividend        Average            Annualized
                                                Income              Balance               Yield
                                                ------              -------               -----
Mortgage securities available for sale        $12,915,373         $274,625,343              6.29%
Investment in equity securities and
   Promissory notes/(1)/(3)/                    3,739,658           44,386,192             11.26%

Cash and cash equivalents                         532,644           12,167,853              5.85%
                                              -----------         ------------              ----
        Total                                 $17,187,675         $331,179,388              6.94%
                                              ===========         ============              ====





                                                          Nine Months Ended September 30, 2000
                                                          ------------------------------------
                                                                                             Weighted
                                                                        Weighted             Average
                                               Interest/Dividend         Average            Annualized
                                                    Income               Balance              Yield
                                                    ------               -------              -----
Mortgage securities available for sale            $10,422,497          $208,911,319             6.65%
Investment in equity securities
    And promissory notes/(2)/(3)/                   7,073,242            71,435,252            13.19%
Cash and cash equivalents                             335,444             7,437,900             6.01%
                                                 ------------          ------------             ----
        Total                                     $17,831,183          $287,784,471             8.25%
                                                 ============          ============             ====

(1) Includes accrued interest and amortized commitment fees on convertible loans to Prime Group Realty, L.P. and Prime Capital Funding I, LLC. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(2) Includes accrued interest and amortized commitment fees on convertible loans to Prime Capital Funding 1, LLC and Prime Retail, Inc. Such amounts are included as interest income in the Company's statements of income included in its financial statements.
(3)  The Company accrues dividend income based on the ex-dividend date.



Changes in Financial Condition

Mortgage-Backed Securities Available for Sale

The Company invests in mortgage-backed securities that are agency pass-through securities representing a 100% interest in the underlying conforming mortgage loans. Conforming loans comply with the underwriting requirements for purchase by Fannie Mae, Freddie Mac and Ginnie Mae. These securities bear little risk of credit loss due to defaults because they are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

The Company held mortgage-backed securities of $1.2 billion as of September 30, 2001. The Company held mortgage-backed securities of $154.8 million on December 31, 2000.

Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At September 30, 2001, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $23.1 million. At December 31, 2000, the amount of unamortized premium, net of discounts recorded in the Company's statement of financial condition was $1.6 million.

The Company received mortgage principal payments equal to $56.7 million for the nine months ended September 30, 2001. The Company received mortgage principal payments equal to $23.7 million for the year ended December 31, 2000.

At September 30, 2001, $11.4 million of net unrealized gains on equity securities, $5.6 million of net unrealized gains on mortgage-backed securities and a $1.5 million loss on swap value, were included in the Company's statement of financial condition as accumulated other comprehensive income. At December 31, 2000, $0.2 million of net unrealized losses on equity securities and $0.5 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss.

Repurchase Agreements

To date, the Company's debt has consisted mainly of borrowings collateralized by a pledge of most of the Company's mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

The Company had $983.6 million outstanding under repurchase agreements with several financial institutions on September 30, 2001. The Company had $133.9 million outstanding under repurchase agreements on December 31, 2000. At September 30, 2001, the ratio of the amounts due under repurchase agreement to shareholder's equity was 5.14 to 1.

At September 30, 2001, the term to maturity of the Company's borrowings had been limited to 26 days with a weighted average remaining maturity of 7 days and a weighted average cost of funds on outstanding borrowings of 3.12%.

Notes Receivable

On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C. ("Prime Aurora"), a wholly-owned subsidiary of Prime Group Realty, L.P. ("PGRLP"). The loan bears interest at 16% per annum. The Company was paid a commitment fee of $120,000 at closing. The loan matured on June 29, 2001, and was extended through September 30, 2001, upon payment of an extension fee of $120,000. On September 30, 2001 the loan was further extended until November 30, 2001, upon payment of an additional extension fee of $120,000. Prime Aurora granted to the Company a first lien mortgage on approximately 97 acres of unimproved land owned by Prime Aurora and located in Aurora, Illinois. No assurances can be provided that the value of the property encumbered by this mortgage will be sufficient to secure the loan. PGRLP has unconditionally guaranteed all obligations of Prime Aurora in connection with the loan.

Capital Resources and Liquidity

Liquidity is a  measurement  of the  Company's  ability to meet  potential  cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities; distributions or principal payments on mortgage-backed and equity securities; and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts and future issuances of common, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities as it did on August 2, 2001, with the completion of a secondary offering of common stock that provided proceeds after expenses of $97.2 million. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company's needs ever exceed these sources of liquidity, management believes the Company's mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

For the nine months ended September 30, 2001, the Company's operating activities resulted in net cash flows of $5.9 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable, dividends, and fee income from investments. For the nine months ended September 30, 2000, the Company's operating activities provided net cash flows of $11.2 million.

For the nine months ended September 30, 2001, the Company's investing activities resulted in net cash used of $971.8 million compared to net cash provided by investing activities for the nine months ended September 30, 2000, of $94.3 million. The change is primarily attributable to increased purchases of mortgage-backed and available-for-sale equity securities during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

For the nine months ended September 30, 2001, net cash provided by the Company's financing activities was $930.8 million compared to net cash used for the nine months ended September 30, 2000, of $114.0 million. The increase is primarily attributable to an increase in borrowings under repurchase agreements used to finance purchases of mortgage backed securities.

Shareholders' Equity

As of September 30, 2001, the value of the equity securities in the Company's portfolio had increased from the adjusted cost basis of $40.4 million to $51.8 million. As of December 31, 2000, the value of the equity securities in the Company's portfolio had declined from the adjusted cost basis of $28.3 million to $28.1 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary.

If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its market value. For the nine months ended September 30, 2001, the Company recorded a charge to reflect the decline in value of its investment in Prime Retail, Inc.'s preferred stock of $0.5 million. For the nine months ended September 30, 2000, FBR Asset recorded a charge to reflect the decline in value of its investments in Prime Retail, Inc.'s common and preferred stock, Encompass Service Corporation and Resource Asset Investment Trust for an aggregate of $5.6 million.

FBR ASSET INVESTMENT CORPORATION
Summary of Current Investments & Cash and Cash Equivalents
The following table summarizes FBR Asset's investments as of September 30, 2001, and December 31, 2000.


                                                                         As of September 30, 2001
                                                                         ------------------------
                                                                 Amount                      Percentage
                                    Shares      Percent            Of           Carrying      Increase
                                     Owned   Ownership/(3)     Investment         Value      (Decrease)
                                     -----   -------------     ----------         -----      ----------
Mortgage-Backed Securities              N/A          N/A   $1,182,227,000   $1,187,818,804      0.47%
                                                           --------------   --------------      -----
Equity Investments/(1)(2)/
Capital Automotive REIT
   (CARS)                         1,415,115         6.53%      19,740,850       24,934,327     26.31%
Annaly Mortgage Management, Inc.
   (NLY)                            800,000         1.34%       7,144,000       11,560,000     61.81%
Prime Retail, Inc., pfd
   (PRT pfd)                         78,400         3.41%         493,920          478,240     (3.17%)
Resource Asset Investment
   Trust (RAS)                      344,575         2.77%       3,704,181        5,495,971     48.37%
Saxon Capital Acquisition
   Corporation                    1,000,000         3.57%       9,300,000        9,300,000      0.00%
Encompass Services
   Corporation (ESR)/(4)/            49,900         0.08%
                                                               ----------    -------------     ------
     Total Equity Investments                                 $40,382,951   $   51,768,538     28.19%
                                                              -----------    -------------     ------
Promissory Notes/(2)/
   Prime Capital Funding I, LLC         N/A          N/A               --               --        N/A
Prime Group Realty, L.P.                N/A          N/A       12,000,000       12,000,000        N/A
                                                             ------------    -------------
    Total Promissory Notes                                 $   12,000,000   $   12,000,000        N/A
                                                             ------------    -------------
Cash and Cash Equivalents               N/A          N/A   $    1,771,112   $    1,771,112        N/A
                                                             ------------    -------------
Total Investments & Cash
   And Cash Equivalents                                    $1,236,381,063   $1,253,358,454      1.37%
                                                           ===============  ==============


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


(1) The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.
(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.
(3) As of June 30, 2001. For Prime Retail, Inc., represents the percentage ownership of 10.5% Series A Cumulative Preferred Stock
(4)  Formerly Building One Services Corporation (BOSS)

FBR ASSET INVESTMENT CORPORATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that can result from a change in the prices of equity securities in the equity market, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. None of these investments is held for trading purposes.

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

The Company records its interest rate swap agreements at fair value (See Note 4 of "Notes to Financial Statements-Interest Rate Swaps"). The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement the company receives or makes a payment based on the fair value of the swap agreement.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled "Value at 9/30/01." Actual results could differ significantly from these estimates.

The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a proprietary model. This model forecasts prepayment speeds based, in part, on each security's issuing agency (Fannie Mae, Ginnie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions.

                                                                                                        Value at
                                                                                                         9/30/01
                                                                                                         with 100
                                                                Value at 9/30/01                       basis point
                                                                 with 100 basis                        decrease in
                                             Value at            point increase         Percent          interest         Percent
                                           9/30/01/(1)/        in interest rates         Change            rates           Change
                                           ------------        -----------------         ------            -----           ------
Assets
   Mortgage securities                    $1,187,818,804         $1,151,361,093          (3.07%)     $1,197,284,692          0.80%
   Other                                      74,529,493             74,529,493                          74,529,491
                                          --------------        ---------------                     ---------------
     Total Assets                         $1,262,348,297         $1,225,890,586          (2.89%)     $1,271,814,183          0.75%
                                          ==============        ===============                     ===============

Liabilities
   Interest rate swap                         (1,629,718)              (340,759)                         (2,962,222)
   Other                                   1,072,661,478          1,072,661,478                       1,072,661,477
                                         ---------------         --------------                       -------------
     Total Liabilities                    $1,071,031,760         $1,072,320,719                      $1,069,669,255
                                         ---------------         --------------                      --------------
Shareholders' Equity
   Common stock                               $   79,825              $  79,825                          $   79,825
   Paid-in-capital                           196,682,319            196,682,319                         196,682,319
   Accumulated other
     comprehensive income                     15,468,673            (22,277,997)       (244.02%)         26,267,064        69.81%
Retained deficit                             (20,914,280)           (20,914,280)                        (20,914,280)
                                           -------------          -------------                       -------------
     Total Shareholders' Equity            $ 191,316,537          $ 153,569,867         (19.73%)       $202,114,928         5.64%
                                           -------------          -------------                       -------------
     Total Liabilities and
   Shareholders' Equity                   $1,262,348,297         $1,225,890,586          (2.89%)     $1,271,814,183         0.75%
                                          ==============        ===============                     ===============

(1)    Includes Accrued Interest.

As shown above, the portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a similar-scale increase. This effectively may limit investors' upside potential in a market rally.

The value of the Company's investments in other companies is also likely to be affected by significant changes in interest rates. First, many of the companies are exposed to risks similar to those identified above as being applicable to the Company's direct investments. Second, the REITs in which the Company has invested tend to trade on a yield basis. As interest rates increase, the yield required by investors in REITs, thrifts and other financial institutions increases with the result that market values decline. Finally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which the Company invests has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which the Company has invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in equity securities of REITs and other real estate related companies. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by FBR Asset would have on the value of the total assets and the book value of the Company as of September 30, 2001.

                                                                       Value at
                                                                    Sept. 30, 2001                       Value at
                                                                          with                    Sept. 30, 2001 with
                                                 Value at            10% increase     Percent      10% decrease in       Percent
                                              Sept. 30, 2001           in price        Change           price             Change
                                              ---------------          --------        -------          -----             ------
Assets
   Equity securities                            $ 51,768,538         $ 56,945,392      10.00%          $ 46,591,684       -10.00%
   Other                                       1,210,579,759        1,210,579,759                     1,210,579,759
                                            ----------------     ----------------                    --------------
     Total Assets                             $1,262,348,297       $1,267,525,151       0.41%        $1,257,171,443        -0.41%

Liabilities                                   $1,071,031,760       $1,071,031,760                    $1,071,031,760

Shareholders' Equity
   Common stock                                  $    79,825          $    79,825                       $    79,825
    Paid-in-capital                              196,682,319          196,682,319                       196,682,319
   Accumulated comprehensive
     Income                                       15,468,673           20,645,527      33.47             10,291,819       -33.47
   Retained deficit                              (20,914,280)         (20,914,280)                      (20,914,280)
                                             ---------------     ----------------                      ------------

   Total
   Shareholders' Equity                        $ 191,316,537        $ 196,493,391       2.71%         $ 186,139,683        -2.71%

   Total Liabilities and Shareholders'
     Equity                                   $1,262,348,297       $1,267,525,151       0.41%       $ 1,257,171,443        -0.41%
                                              ==============      ===============                   ===============
Book value per share                               $   23.97            $   24.62       2.71%             $   23.32        -2.71%
                                                   =========           ==========                         =========

Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company's earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company's earnings. If the Company had sold all of its equity investments on September 30, 2001, the company would have realized a gain of approximately $11.4 million which would have been included in earnings.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

             None

             (b)      Reports on Form 8-K

             Current report on Form 8-K filed October 25, 2001.

SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FBR ASSET INVESTMENT CORPORATION
                                            (Registrant)


Date:  November 14, 2001                    By:      /s/ Kurt R. Harrington
                                                     ----------------------
                                            Kurt R. Harrington
                                            Chief Financial Officer and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)