Form 10-Q/A
period 2001-09-30
FBR ASSET INVESTMENT CORP/VA
filed 2001-11-14
CIK 1073208

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

=================================================================================================================================

                                                                                       Accumulated
                                                                                          Other
                                                        Additional       Retained     Comprehensive
                                          Common         Paid in         Earnings         Income                      Comprehensive
                                          Stock          Capital        (Deficit)         (Loss)          Total          Income
                                          -----          -------        ---------         ------          -----          ------

Balance, December 31, 1999                 58,063      132,930,479     (15,463,462)   (12,982,359)     104,542,721
                                      ------------     ------------    ------------   -------------    -----------

  Repurchase of common stock              (19,219)    (25,401,416)              --              --     (25,420,635)             --
  Net income                                    --              --       8,364,480              --       8,364,480     $ 8,364,480
  Other comprehensive income
  Change in unrealized loss on
        available-for-sale securities           --              --              --      12,233,668      12,233,668      12,233,668
  Dividends                                     --              --    (12,879,650)              --     (12,879,650)             --
                                      ------------    ------------    ------------      ----------     ------------   ------------
Balance, December 31, 2000                 38,844      107,529,063    (19,978,632)       (748,691)      86,840,584      20,598,148
                                      ------------    ------------    ------------       ---------      ----------    ------------


  Stock option grants                           --         142,500              --              --         142,500              --
  Issuance of common stock                  45,100      97,340,772                                      97,385,872              --
  Repurchase of common stock               (4,119)     (8,330,016)              --              --     (8,334,135)              --
  Net Income                                    --              --       9,795,782              --       9,795,782     $ 9,795,782
  Change in unrealized loss on
        available-for-sale securities           --              --              --      17,726,082      17,326,082      17,326,082
  Change in unrealized loss on
        cashflow hedge                          --              --              --      (1,508,718)    (1,508,718)      (1,508,718)
  Dividends                                     --              --     (10,731,430)             --    (10,731,430)              --
                                      ------------    ------------    ------------     -----------    ------------    ------------
Balance, September 30, 2001                $79,825    $196,682,319    $(20,914,280)    $15,468,673    $191,316,537    $ 26,013,146

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