Form 10-K
period 2001-12-31
FBR ASSET INVESTMENT CORP/VA
filed 2002-03-29
CIK 1073208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   Form 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-15049
                             ---------------------
                        FBR ASSET INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                      54-1873198
       (State or other Jurisdiction of                        (I.R.S. employer
        Incorporation or Organization)                      identification no.)

                POTOMAC TOWER                                  (703) 469-1000
           NINETEENTH STREET NORTH                     (Registrant's telephone number
          ARLINGTON, VIRGINIA 22209                         including area code)
   (Address of principal executive offices)
                  (zip code)

                                      N/A
                                 (FORMER NAME)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days. Yes: [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (No delinquent filers)

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $316,535,675 as of March 28, 2002.

     As of March 28, 2002, the latest practicable date, there were 14,438,332 shares of the Registrant's common stock outstanding.

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 2001, and to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-K
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                     INDEX

                                                                         PAGE
                                                                         ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.............     2
PART I................................................................     2
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    20
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to Vote of Security Holders...........    21
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    21
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    23
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    33

PART II...............................................................    34
Item 10.  Directors and Executive Officers of the Registrant..........    34
Item 11.  Executive Compensation......................................    34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    34
Item 13.  Certain Relationships and Related Transactions..............    34

PART III..............................................................    34
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    34

FINANCIAL STATEMENTS..................................................   F-1
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................   F-2
NOTES TO FINANCIAL STATEMENTS.........................................   F-7
SIGNATURE
EXHIBIT INDEX

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information and statements set forth in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "intend," "should," "anticipate," "estimate," "believe," "continue" or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors that could cause results to differ materially from those described in the forward-looking statements include: the availability of opportunities to acquire assets on favorable terms, the level and volatility of interest rates, the cost and availability of short- and long-term credit, declines in the market value of mortgage-backed securities, equity securities and other available-for-sale assets owned by the Company, prepayment risks associated with the mortgage-backed securities owned by the Company, declines in the value of commercial or residential real estate owned by the companies in which the Company has invested, declines in the profitability of companies in which the Company invests resulting from competition in the sale, purchase and financing of mortgage assets, limited liquidity of equity securities and other investment securities owned by the Company and other risks described elsewhere in this Report, including the risk factors filed as Exhibit 99.01 to this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FBR Asset Investment Corporation (FBR Asset) is a Virginia corporation that was formed in November 1997 and has elected to be taxed as a real estate investment trust (REIT) under the federal tax laws since its inception. We are managed by Friedman, Billings, Ramsey Investment Management, Inc. (FBR Management) pursuant to a management agreement, the material terms of which are described under the caption "Management Agreement" beginning on page 14 of this report. FBR Management is a subsidiary of Friedman, Billings, Ramsey Group, Inc. (FBR Group). We were formed to make opportunistic investments in debt and equity securities of companies engaged in real estate-related and other businesses. Many of these investment opportunities have been identified by FBR Management or its affiliates. We invest in:

     - mortgage-backed securities;

     - mezzanine or senior loans; and

     - equity securities.

     We may from time to time make other opportunistic investments that may or may not be real estate-related. We invest in non-real estate-related assets subject to maintaining our REIT qualification.

MORTGAGE-BACKED SECURITIES

     We invest directly in fixed- and adjustable-rate residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Our portfolio of mortgage-backed securities is sub-managed by FIDAC, an affiliate of Annaly Mortgage Management, Inc. These real estate-related investments, together with our other real estate-related assets, allow us to maintain our qualification as a REIT under the federal tax code and to avoid classification as an investment company under the Investment Company Act of 1940. We manage our residential mortgage-backed portfolio to provide a high risk-adjusted return on capital. We typically invest in both adjustable-rate and fixed-rate mortgage-backed securities in varying proportions to take advantage of the differing prepayment characteristics of each of these securities in different interest rate environments. We finance our investments in mortgage-backed securities primarily by entering into repurchase agreements to enhance the overall return on capital invested in this portfolio.

MEZZANINE AND SENIOR LOANS

     We invest in short- and medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. Our loans:

     - may or may not be secured;

     - may or may not be subordinated;

     - have a variety of repayment structures and sources; and

     - typically compensate for the higher risk profile of our borrowers through higher interest rates rather than equity features.

     We believe that more stringent credit standards of commercial banks and other factors have resulted in an increased demand for alternative sources of debt financing. We focus on industries with which we are familiar, including, but not limited to, real estate, energy, financial services, consumer products and industrial manufacturing. In evaluating any investment opportunities, we intend to focus on, among other factors:

     - the cash flow generated by the borrower;

     - the tangible assets of the borrower;

     - the overall financial leverage of the borrower; and

     - the potential for the borrower to undergo a liquidity event that will enable the repayment of the loan.

     We believe our affiliation with Friedman, Billings, Ramsey & Co., Inc.
(FBR), the principal broker-dealer subsidiary of FBR Group, gives us an advantage in identifying, analyzing and responding quickly to opportunities to fund mezzanine or senior loans that meet our credit quality standards and investment objectives. All of our current loans and equity investments are in investment banking clients of FBR. We expect that most, but not necessarily all, of the companies in which we invest in the future will have investment banking relationships with FBR. We also intend to develop relationships with other entities who may offer us investment opportunities with their clients.

EQUITY SECURITIES

     Our investments in equity securities are primarily in current or former underwriting or advisory clients of FBR. We generally have a longer-term time horizon on these investments than on our mezzanine loans. In evaluating equity investments, we follow a value-oriented investment approach. We focus particularly on the anticipated future cash flows to be generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. Other important considerations include:

     - strength of management;

     - liquidity of the investment;

     - underlying value of the assets owned by the issuer; and

     - prices of similar or comparable securities.

LEVERAGE

     We generally have not used debt to finance the acquisition or origination of any investment other than our mortgage-backed securities. As of December 31, 2001, we had an overall assets-to-equity ratio of approximately 6.50 to 1. As of that date, the debt-to-equity ratio, based on book values, of our portfolio of mortgage-backed securities was 8.30 to 1.

COMPOSITION OF ASSETS AND EQUITY CAPITAL

     At December 31, 2001, we had total assets on our balance sheet of approximately $1.3 billion and equity capital of approximately $203.9 million. These are divided among our investments as follows:

                                                              ASSETS   EQUITY CAPITAL
                                                              ------   --------------
Loans.......................................................     1%           4%
Equity Securities...........................................     5%          30%
Mortgage-backed securities..................................    93%          65%
Cash and other assets.......................................     1%           1%

     We derived the foregoing allocation of our assets from our balance sheet as of December 31, 2001. We derived the foregoing allocation of our equity capital by dividing:

     - the total principal amount of loans outstanding as of December 31, 2001;

     - the fair market value of the equity securities we own as of December 31, 2001;

     - the fair market value of our mortgage backed securities as of December 31, 2001, less the amount of indebtedness outstanding as of that date under repurchase agreements used to finance the purchase of mortgage-backed securities; and

     - the difference between our total shareholders' equity as of December 31, 2001, and the sum of the amounts represented by the three bullets above,

by our total shareholders' equity as of December 31, 2001. We can give no assurance that we will be able to achieve any specific level of returns. For a detailed discussion of the factors that may adversely influence our desired returns, see the "Risk Factors" filed as Exhibit 99.1 to this report.

AGREEMENT WITH FRIEDMAN, BILLINGS, RAMSEY & CO., INC.

     FBR Asset and its registered broker-dealer subsidiary, Pegasus Capital Corporation ("Pegasus") entered into an agreement in August 2001 with FBR regarding FBR Asset's extension of credit to or investment in entities that are or may be FBR's investment banking clients. In circumstances where FBR determines that a commitment by FBR Asset to make a loan to or investment in an entity (each an "investment opportunity") would facilitate a possible investment banking transaction, FBR presents the investment opportunity to FBR Asset. The Investment Committee of FBR Asset, which is comprised of Richard J. Hendrix, FBR Asset's President and Chief Operating Officer and Eric F. Billings, FBR Asset's Chairman and Chief Executive Officer, reviews each investment opportunity and recommends whether or not to commit to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR, and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of FBR Asset's Board of Directors (comprised of our three independent directors), which requires the affirmative vote of at least two of FBR Asset's independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If FBR Asset decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment banking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement. The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to FBR Asset's shareholders.

OPERATING POLICIES & STRATEGIES

     We rely upon the professionals employed by FBR to identify and evaluate opportunities for investment. Since its inception in 1989, FBR has sought to identify rapidly changing industries and industries that are not fully understood or appropriately valued by the market.

     Our goal, subject to maintaining our REIT qualification, is to make investments that we believe will generate the highest returns on capital invested. To determine which assets are likely to provide those returns, we consider:

     - the amount and nature of anticipated cash flows from the asset;

     - the risks of investing in the asset;

     - our ability to pledge the asset to secure collateralized borrowings;

     - the capital requirements for purchasing and financing the asset;

     - the potential for appreciation and depreciation of the asset's value; and

     - the cost of financing, hedging and managing the asset.

     We are an opportunistic investor and do not have guidelines dictating specific investment or operating restrictions. We have taken or may take the following actions without the consent of our shareholders:

     - borrow money;

     - make loans to other companies;

     - invest in securities of other issuers;

     - sell existing investments and make additional investments; and

     - repurchase or otherwise reacquire our shares.

     We also may issue preferred stock that has liquidation and dividend preferences over the outstanding common stock or offer securities in exchange for property, although to date we have chosen not to take those actions. We have distributed, and will continue to distribute, our annual report, including our audited financial statements, to our shareholders as required under the securities laws.

     With regard to specific investments, we may invest directly or indirectly in any type of loan, equity security or mortgage-backed security, subject to the policy that we maintain our qualification as a REIT and our exemption from registration as an investment company.

     We expect that investment opportunities will change from time to time. We will seek what we consider to be attractive opportunities to invest primarily on a privately-negotiated basis. For example, we believe there will be opportunities to co-invest with other REIT and non-REIT investors seeking to complete planned acquisitions, to provide mezzanine and senior loans, and to provide private equity financing. If an adequate amount of what we consider to be appropriate investments becomes available, we may borrow funds to make additional investments.

  The Investment Committee

     Management has formed an investment committee comprised of Richard J. Hendrix, our President and Chief Operating Officer, and Eric F. Billings, our Chief Executive Officer, to review each proposed investment or loan and to make a determination about whether the investment or loan satisfies our investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR, and Mr. Hendrix is also a Managing Director of FBR and FBR Management. In addition, the approval of the Contracts Committee of our Board of Directors (comprised of our three independent directors), which requires the affirmative vote of at least two of our independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR.

  Mortgage-Backed Securities

  WHOLE-POOL MORTGAGE-BACKED SECURITIES

     We currently invest, and intend to continue investing, at least 55% of our assets in whole-pool mortgage-backed securities. Those securities represent the entire ownership interest in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks. Various government, government-related and private organizations assemble the pools of loans for sale to investors such as ourselves.

     At December 31, 2001, we owned mortgage-backed securities guaranteed by Freddie Mac and Fannie Mae that had a market value of $1.2 billion, and had borrowed $1.1 billion through repurchase agreements to finance our investment in those securities. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.

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

     Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our investments.

     At December 31, 2001, we owned 12 fixed rate, and 45 adjustable rate, residential mortgage-backed securities that represented ownership interest in pools of single-family mortgage loans. At December 31, 2000, we owned 33 fixed rate, and 4 adjustable rate, residential mortgage-backed securities that represented the ownership interest in pools of single-family mortgage loans. In connection with those investments, we entered into repurchase agreements, and an interest rate swap.

     The mortgage-backed securities we owned at December 31, 2001, are summarized below:

                                                                             WEIGHTED     EXPECTED       RELEVANT
                                                                NOMINAL    AVERAGE LIFE   EFFECTIVE     PREPAYMENT
DESCRIPTIVE TITLE(1)           FACE AMOUNT      MARKET VALUE    YIELD(2)     (YEARS)      DURATION    ASSUMPTIONS(3)
--------------------          --------------   --------------   --------   ------------   ---------   --------------
Floating Rate CMOs(4).......  $   68,935,932   $   70,064,564     2.68%        9.28         1.53         24.11CPR
ARMs/Hybrid ARMs............     893,134,072      915,271,539     4.77%        3.72         2.23         41.96CPR
Fixed Rate Securities.......     249,480,844      253,029,408     6.51%        5.33         2.77         17.62CPR
                              --------------   --------------     ----         ----         ----         --------
Mortgage Portfolio Total....  $1,211,550,848   $1,238,365,511     5.01%        4.37         2.30         35.93CPR
                              ==============   ==============     ====         ====         ====         ========

     The mortgage-backed securities we owned at December 31, 2000, are summarized below:

                                                                            WEIGHTED     EXPECTED       RELEVANT
                                                               NOMINAL    AVERAGE LIFE   EFFECTIVE     PREPAYMENT
DESCRIPTIVE TITLE(1)             FACE AMOUNT    MARKET VALUE   YIELD(2)     (YEARS)      DURATION    ASSUMPTIONS(3)
--------------------             ------------   ------------   --------   ------------   ---------   --------------
Floating Rate CMOs(4)..........  $         --   $         --       --           --           --               --
ARMs/Hybrid ARMs...............    37,435,252     37,973,904     7.32%        3.75         1.60          9.08CPR
Fixed Rate Securities..........   116,286,916    116,874,301     6.51%        4.35         2.81          9.10CPR
                                 ------------   ------------     ----         ----         ----         --------
Mortgage Portfolio Total.......  $153,722,168   $154,848,205     6.70%        4.20         2.51          9.09CPR
                                 ============   ============     ====         ====         ====         ========

---------------

(1) All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2) The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

(3) Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis.

(4) CMOs are Collateralized Mortgage Obligations.

     As the table shows, the average nominal yield (as defined in footnote 3 above) on our mortgage-backed securities at December 31, 2001, was approximately 5.01%. The yield is based on the anticipated life of the securities. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

  Freddie Mac Certificates

     Federal Home Loan Mortgage Corporation, better known as "Freddie Mac," is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac's principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. Freddie Mac guarantees to holders of Freddie Mac certificates, such as our company, the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on those mortgage loans.

 Fannie Mae Certificates

     Federal National Mortgage Association, better known as "Fannie Mae," is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates, such as our company, that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on the mortgage loans.

  Ginnie Mae Certificates

     Government National Mortgage Association, better known as "Ginnie Mae," is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran's Administration under the Servicemen's Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that guarantees under section 306(g) of Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and "would constitute general obligations of the United States backed by its full faith and credit."

  Single-Family and Multifamily Privately-Issued Certificates

     Although we do not own single-family or multifamily privately-issued certificates, some of the companies in which we invest may own these certificates. We may in the future invest in other companies that invest in these assets or may invest in them directly.

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

  Borrowed Funds

     We may reduce the amount of equity capital we have invested in mortgage backed-securities or other assets by funding a portion of those investments with long-term borrowings, warehouse lines of credit, or other borrowing arrangements. Borrowing funds creates interest expense that can exceed the revenue we earn from our financed assets. To the extent that revenue derived from those assets exceeds the interest expense, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from those assets does not sufficiently cover the expense, our net income will be less than if we had not borrowed funds.

     We have borrowed and intend to continue borrowing funds by entering into repurchase agreements. Under these agreements, we sell assets to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. We account for repurchase agreements as loans, secured by the underlying assets, that we owe to the third party.

     We intend to use the proceeds from borrowings to invest in mortgages or other assets and to repeat this process of borrowing and investing, while continually monitoring our use of leverage. Based on book values, the debt-to-equity ratio of our mortgage-backed securities portfolio as of December 31, 2001, was 8.30 to 1. Our lenders have generally permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 19 to 1. Our Articles of Incorporation and Bylaws do not impose any specific limits on permissible leverage and we may increase our leverage ratio in the future.

     What follows are two examples of how we might use borrowings to increase the yield on a hypothetical mortgage-backed security:

                                                               EXAMPLE 1     EXAMPLE 2
                                                              -----------   -----------
1. Amount invested in mortgage-backed security..............  $10,000,000   $10,000,000
2. Annual interest rate on mortgage-backed security.........         7.25%         7.25%
3. Income from mortgage-backed security (1 X 2)*............  $   725,000   $   725,000
4. Amount borrowed to finance investment in mortgage-backed
  security..................................................  $ 8,000,000   $ 5,000,000
5. Interest rate on amount borrowed.........................         5.50%         5.50%
6. Interest expense (4 X 5)*................................  $   440,000   $   275,000
7. Equity capital invested (1 - 4)*.........................  $ 2,000,000   $ 5,000,000
8. Management fee (0.25% X $10,000,000).....................  $    25,000   $    25,000
9. Hedging expense (4 X 1%)*................................  $    80,000   $    50,000
10. Total expenses (6 + 8 + 9)*.............................  $   545,000   $   350,000
11. Net income on mortgage-backed security (3 - 10)*........  $   180,000   $   375,000
12. Return on equity capital invested (11 / 7)*.............         9.00%         7.50%

---------------

* The numbers in parentheses, unless otherwise specified, refer to the line numbers on the far left.

     In example 1 above, we use borrowed funds to increase the initial yield on our investment from 7.25% to 9.0%. In example 2 above, we borrow less funds and increase our yield only from 7.25% to 7.50%. We plan to complete these types of transactions by arranging loans in which we pledge our assets as collateral to secure our repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets' market value could trigger an early repayment of our obligations. If we repay loans early, then the return on equity would be reduced. As reflected above, if we were required to increase the amount of equity capital we invested by $3 million in order to prepay $3 million of the loan, then the return on equity would be reduced from 9.00% to 7.50%.

  Hedging & Interest Rate Management

     We may from time to time utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. We do not intend to utilize derivative instruments for speculative purposes. Our hedging activities may include entering into interest rate swaps and caps and options to purchase swaps and caps. Under the tax laws applicable to REITs, we generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets.

     We engage in a variety of interest rate management techniques that are intended to match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, our liabilities. We generally will be able to use those techniques directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. However, we cannot give any assurances that we can successfully implement our investment and leverage strategies. Our interest rate management techniques may include:

     - puts and calls on securities or indices of securities;

     - Eurodollar futures contracts and options on such contracts;

     - interest rate swaps, which are the exchange of fixed-rate payments for floating-rate payments; or

     - other similar transactions.

     We may also use these techniques to attempt to protect ourselves against declines in the market value of our assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market value of our assets, could result in losses with respect to our mortgage assets.

     At December 31, 2001, we had entered into $1.1 billion of short-term repurchase agreements. These agreements expire and are renewed on a regular basis, and as of December 31, 2001, had stated maturity dates from January 1, 2002 to February 5, 2002. The interest rates on the short-term borrowing arrangements increase and decrease as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant for fixed-rate securities. If short-term rates increase significantly above 5.01%, which is the average nominal yield (as defined in footnote 3 on page 6) of our mortgage portfolio as of December 31, 2001, the interest owed on the borrowings would likely exceed the interest income payable to us on our mortgage-backed securities.

     We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. Our repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix our borrowing cost and are not held for speculative or trading purposes.

     At December 31, 2001, we were party to an interest rate swap agreement that matures on July 27, 2004, and has a notional amount of $50 million and a fair value of ($1.2 million). Under this agreement, we pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR, which was 2.28% at December 31, 2001. At December 31, 2000, we were party to an interest rate swap agreement that matured on June 1, 2001, and had a notional amount of $50 million and a fair value of $137,949 at December 31, 2000. Under this agreement, we paid a fixed interest rate of 5.96% on the notional amount and received a variable rate calculated based on the three-month LIBOR, which was 6.69% at December 31, 2000.

     Interest rate management techniques do not eliminate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

     - the weighted average life of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

     - the market value of the fixed rate mortgage-backed securities would decline as long-term interest rates increased.

  Commercial Mortgage Loans & CMBS

     In the future, we may invest in companies that originate or acquire commercial mortgage loans or commercial mortgage-backed securities commonly known as "CMBS." In addition, we may purchase commercial mortgage loans and CMBS directly.

     Commercial mortgage loans are loans secured by senior or subordinate liens on commercial or multifamily real estate.

     We may invest directly, or the companies in which we invest may invest, in commercial mortgage loans with borrowers who are delinquent in payments on the loans. A lender can purchase this kind of loan at a price less than the amount owed on the loan, which enables the lender to work out a forbearance plan or other restructuring. If an agreement cannot be made, the lender ultimately may foreclose on the loan, acquiring ownership of the commercial property.

     In addition to investing in commercial mortgage loans, some of the companies in which we invest may own CMBS.

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

     To the extent that we hold interests in commercial mortgage loans and CMBS through our investments in other companies, we must rely on the management of those other companies to make decisions with respect to the commercial mortgage loans and CMBS. In general, we will have no ability to control those decisions. Moreover, the management of those other companies are not required to inform us of their decisions, although to the extent the companies are reporting companies under the Securities Exchange Act of 1934, they must file reports of material events with the SEC.

  Mezzanine and Senior Loan Program

     As of December 31, 2001, we had outstanding one short-term loan in the aggregate principal amount of $8 million. We believe our affiliation with FBR gives us an advantage over our competitors in identifying, analyzing and responding quickly to opportunities to fund mezzanine or senior loans that meet or exceed our credit quality standards and investment objectives. Many, but not all, of the companies in which we invest or to which we make loans have or will have an investment banking relationship with FBR.

     Our investment and lending strategy is to focus on companies that have stable operating histories and are profitable or near profitable at existing operating levels. We review various criteria when determining whether to provide a loan to a potential borrower, including but not limited to:

     - the borrower's projected cash flows over the course of the loan and the likelihood of achieving those projections;

     - the borrower's ability to service and repay the loan based on the historical results of the borrower;

     - the overall financial leverage of the borrower;

     - the tangible assets of the borrower;

     - the liquidation value of the assets collateralizing the loan;

     - alternative sources for repayment of the loan, including the potential for the borrower to undergo a liquidity event that will enable the repayment of the loan;

     - the characteristics of the industry in which the borrower conducts its business;

     - competition faced by the borrower for the sale of its goods or services;

     - the degree to which the borrower's results are tied to overall economic activity; and

     - the quality, experience and reputation of the borrower's management team.

     The above criteria and other criteria that we consider when evaluating a financing opportunity provide a general guide for lending and investment decisions, although not all criteria are considered equally in the determination of whether or not to make a loan.

     We plan to invest in companies in the real estate sector as well as in other sectors such as energy, financial services, consumer and industrial manufacturing, and others that meet the above criteria.

  Equity Investments

  REAL ESTATE

     We seek to invest in real property to generate income and to provide ourselves with the potential for capital appreciation in the value of property owned. Although we do not currently own any direct interests in real property, we do own interests in real property through our equity investments in Capital Automotive REIT and Resource Asset Investment Trust. As an equity holder, our return on investment is not directly linked to returns on any company's assets, but will depend upon the authorization and payment of dividends and changes in the price of the equity securities we own. Through our relationship with FBR, we were able to acquire the stock of Capital Automotive before Capital Automotive offered its stock to the public. We purchased shares of Resource Asset in open-market transactions.

     In the future, we may invest in other companies that own real property. In addition, we may purchase real property directly or through joint ventures with affiliated or non-affiliated third parties that purchase real property.

  OTHER NON-REAL ESTATE RELATED INVESTMENTS

     Subject to maintaining our qualification as a REIT, we also invest from time to time in assets and companies that are not related to the real estate business.

SUMMARY OF CURRENT INVESTMENTS & CASH AND CASH EQUIVALENTS

     The following table summarizes FBR Asset's investments as of December 31, 2001, and December 31, 2000.

                                                                            DECEMBER 31, 2001
                                             --------------------------------------------------------------------------------
                                              SHARES       PERCENT        AMOUNT OF         CARRYING      PERCENTAGE INCREASE
                                               OWNED     OWNERSHIP(3)     INVESTMENT         VALUE            (DECREASE)
                                             ---------   ------------   --------------   --------------   -------------------
MORTGAGE-BACKED SECURITIES.................        N/A        N/A       $1,236,935,966   $1,238,365,511           0.12%
EQUITY INVESTMENTS(1)(2)
  Capital Automotive REIT (CARS)...........    920,115       3.54%          12,835,604       18,301,087          42.58%
  Annaly Mortgage Management, Inc. (NLY)...    800,000       1.36%           7,144,000       12,800,000          79.17%
  Prime Retail, Inc., pfd (PRT pfd)........         --         --                   --               --             --
  MCG Capital Corporation (MCGC)...........    625,000       2.21%           9,934,375       11,125,000          11.98%
  Resource Asset Investment Trust (RAS)....    344,575       2.77%           3,704,181        5,616,573          51.63%
  Anworth Mortgage Asset Corporation
  (ANH)....................................    500,000       4.50%           3,890,625        4,550,000          16.95%
  Saxon Capital Acquisition Corp...........  1,000,000       3.57%           9,300,000      9,300,000(4)          0.00%
  Encompass Services Corporation (ESR).....         --         --                   --               --             --
                                             ---------       ----       --------------   --------------          -----
    TOTAL EQUITY INVESTMENTS...............                                 46,808,785       61,692,660          31.80%
                                                                        --------------   --------------          -----
PROMISSORY NOTES(2)
  Prime Capital Funding I, LLC.............        N/A        N/A                   --               --            N/A
  Prime Group Realty, L.P..................        N/A        N/A            8,000,000        8,000,000            N/A
                                                                        --------------   --------------          -----
    TOTAL PROMISSORY NOTES.................                                  8,000,000        8,000,000            N/A
                                                                        --------------   --------------          -----
CASH AND CASH EQUIVALENTS..................        N/A        N/A            6,630,379        6,630,379            N/A
                                                                        --------------   --------------          -----
    TOTAL INVESTMENTS & CASH AND CASH
    EQUIVALENTS............................                             $1,298,375,130   $1,314,688,550           1.26%
                                                                        ==============   ==============          =====

                                                             DECEMBER 31, 2000
                                             -------------------------------------------------
                                              AMOUNT OF       CARRYING         PERCENTAGE
                                              INVESTMENT       VALUE       INCREASE (DECREASE)
                                             ------------   ------------   -------------------
MORTGAGE-BACKED SECURITIES.................  $155,379,074   $154,848,205          (0.34)%
EQUITY INVESTMENTS(1)(2)
  Capital Automotive REIT (CARS)...........    23,298,100     23,068,463          (0.99)%
  Annaly Mortgage Management, Inc. (NLY)...            --             --             --
  Prime Retail, Inc., pfd (PRT pfd)........     1,038,800        543,939         (47.64)%
  MCG Capital Corporation (MCGC)...........            --             --             --
  Resource Asset Investment Trust (RAS)....     3,704,181      4,245,164          14.60%
  Anworth Mortgage Asset Corporation
  (ANH)....................................            --             --             --
  Saxon Capital Acquisition Corp...........            --             --             --
  Encompass Services Corporation (ESR).....       286,931        252,624         (11.96)%
                                             ------------   ------------         ------
    TOTAL EQUITY INVESTMENTS...............    28,328,012     28,110,190          (0.77)%
                                             ------------   ------------         ------
PROMISSORY NOTES(2)
  Prime Capital Funding I, LLC.............     4,000,000      4,000,000            N/A
  Prime Group Realty, L.P..................            --             --            N/A
                                             ------------   ------------         ------
    TOTAL PROMISSORY NOTES.................     4,000,000      4,000,000            N/A
                                             ------------   ------------         ------
CASH AND CASH EQUIVALENTS..................    36,810,566     36,810,566            N/A
                                             ------------   ------------         ------
    TOTAL INVESTMENTS & CASH AND CASH
    EQUIVALENTS............................  $224,517,652   $223,768,961          (0.33)%
                                             ============   ============         ======

---------------

(1) The symbols in parentheses next to the company names are the symbols of those companies in Nasdaq or on a national securities exchange. Each of these companies is a reporting company, except Saxon Capital Acquisition Corp. (see Footnote "4") under the Securities Exchange Act of 1934. Information is available about these companies on the SEC's website, www.sec.gov.

(2) FBR has underwritten or privately placed the securities of these companies or their affiliates.

(3) Based on the most recent publicly available information.

(4) Saxon Capital Acquisition Corp. became a public corporation in January 2002.

     The following table shows, for the calendar years 2001, 2000 and 1999, our investments and cash and cash equivalents, including, with respect to its investments, the weighted average cost of each investment based on the number of days from January 1, 2001 to December 31, 2001, January 1, 2000 to December 31, 2000, and January 1, 1999 to December 31, 1999, on which the Company held each investment, and the gross income from each investment for the years ended December 31, 2001, 2000 and 1999.

                                              FOR THE YEAR ENDED            FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                               DECEMBER 31, 2001             DECEMBER 31, 2000             DECEMBER 31, 1999
                                          ---------------------------   ---------------------------   ---------------------------
                                            WEIGHTED                      WEIGHTED                      WEIGHTED
                                          AVERAGE COST   GROSS INCOME   AVERAGE COST   GROSS INCOME   AVERAGE COST   GROSS INCOME
                                          ------------   ------------   ------------   ------------   ------------   ------------
MORTGAGE-BACKED SECURITIES..............  $513,269,378   $29,797,047    $196,229,207   $13,106,945    $164,970,427   $10,744,041
                                          ------------   -----------    ------------   -----------    ------------   -----------
EQUITY INVESTMENTS
Anthracite Capital, Inc.................            --            --       8,449,779     1,376,206      18,334,496     2,293,677
Capital Automotive REIT.................    20,283,274     1,669,598      24,447,980     2,575,903      25,000,000     2,473,119
Chastain Capital Corporation............            --            --              --        41,835       3,150,000            --
Imperial Credit Commercial Mortgage Inv.
  Corp..................................            --            --       2,589,025       207,000      12,616,713     1,035,000
Imperial Credit Industries, Inc.........            --            --              --            --       3,576,712       798,326
Prime Retail, Inc.......................            --            --         385,788            --       1,201,317       145,730
Prime Retail, Inc., preferred...........       596,755            --       1,142,112            --       1,016,032       154,350
Saxon Capital Acquisition Corporation...     4,688,219            --              --            --              --            --
MCG Capital Corporation.................       898,194            --              --            --              --            --
Anworth Mortgage Asset Corporation......        42,637            --              --            --              --            --
Annaly Mortgage Management
  Corporation...........................     6,674,258     1,400,000              --            --              --            --
Resource Asset Investment Trust.........     3,704,181       730,499       4,099,095       702,933       5,292,516       702,933
Encompass Services Corporation..........        58,958            --       1,186,381            --       6,187,518            --
Atlas Pipeline Partners.................            --        20,888       1,472,552       178,314              --            --
Cargan City.............................            --            --          20,218            --              --
East-West Bancorp, Inc..................            --            --              --            --       4,102,329        46,800
                                          ------------   -----------    ------------   -----------    ------------   -----------
    TOTAL EQUITY INVESTMENTS &
      DIVIDENDS.........................    36,946,476     3,820,985      43,792,930     5,082,191      80,477,633     7,649,935
                                          ------------   -----------    ------------   -----------    ------------   -----------
PROMISSORY NOTES
Prime Capital Holding, LLC..............            --            --       1,825,137       902,418      11,272,154     1,808,451
Prime Group Realty, L.P.................     8,701,370     1,832,000              --            --       3,049,315       494,742
Prime Retail, Inc.......................            --            --      19,508,197     3,773,658       5,095,890     1,055,555
Prime Capital Funding I, LLC............       416,805       207,586       2,108,204       511,778              --            --
Kennedy-Wilson Inc......................            --            --              --            --       3,510,608       511,411
Brookdale Living Communities............            --            --              --            --       1,493,151       224,727
                                          ------------   -----------    ------------   -----------    ------------   -----------
    TOTAL PROMISSORY NOTES..............     9,118,175     2,039,586      23,441,538     5,187,854      24,421,118     4,094,886
                                          ------------   -----------    ------------   -----------    ------------   -----------
CASH & CASH EQUIVALENTS.................    10,267,086       553,961      10,352,859       464,067      20,576,171       984,987
                                          ------------   -----------    ------------   -----------    ------------   -----------
    TOTAL INVESTMENTS AND CASH & CASH
      EQUIVALENTS.......................  $569,601,115   $36,211,579    $273,816,534   $23,841,057    $290,445,349   $23,473,849
                                          ============   ===========    ============   ===========    ============   ===========

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

EMPLOYEES AND EXECUTIVE OFFICERS OF THE COMPANY

     Other than at its broker-dealer subsidiary, the Company does not have any employees. The Company is managed by FBR Management pursuant to the Management Agreement between the Company and FBR Management. Two of the Company's directors, and each of the Company's executive officers, are officers of FBR Group, FBR Management and FBR Group's principal broker-dealer subsidiary, Friedman, Billings, Ramsey & Co., Inc.

MANAGEMENT AGREEMENT

     We entered into a management agreement with FBR Management that expires on December 17, 2002. The following section summarizes the material provisions of the management agreement. This section does not completely describe the management agreement, and you should not rely on it as if it did. You may obtain a complete copy of the management agreement by following the document request procedures set forth in "Other Matters -- Additional Information."

  FBR Management's Responsibilities

     FBR Management has only the authority that our Board of Directors delegates to it and is, at all times, subject to our Board's supervision. Generally, FBR Management performs the services necessary to keep our company running on a day-to-day basis. These services include:

  Investment Services

     - representing us in connection with:

          - the purchase and sale of assets,

          - commitments to purchase and sell assets, and

          - the maintenance and administration of our portfolio;

     - engaging in hedging activities on our behalf, consistent with our status as a REIT;

     - upon request by and in accordance with the directions of the Board of Directors, investing or reinvesting any of our money; and

     - acting as liaison between our company and banking, mortgage banking, investment banking and other parties with respect to the purchase, financing and disposition of assets.

  Advisory Services

     - consulting with us on the formulation of investment criteria and guidelines;

     - furnishing reports and collecting information relating to our assets, interest rates, and general economic conditions;

     - furnishing reports regarding our activities and the services performed for us by FBR Management;

     - monitoring and providing the Board of Directors with price information and other data obtained from nationally recognized dealers that maintain markets in assets identified by the Board, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

     - counseling us in connection with policy decisions to be made by the Board of Directors;

     - counseling us regarding the maintenance of our status as a REIT and monitoring compliance with the various REIT qualification tests; and

     - counseling us regarding the maintenance of our exemption from the Investment Company Act and monitoring compliance with the various requirements for that status.

  Administrative Services

     - providing executive and administrative personnel, office space, and office services required in rendering services to us;

     - administering our day-to-day operations and performing and supervising the performance of such other necessary administrative functions as may be agreed upon by FBR Management and the Board of Directors, including:

          - the collection of revenues,

          - the payment of our debts and obligations,

          - the maintenance of appropriate computer services to perform such administrative functions, and

          - other customary functions related to portfolio management;

     - communicating on our behalf with holders of our securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with those holders; and

     - to the extent not otherwise subject to an agreement executed by us, designating servicers for mortgage loans sold to us and arranging for the monitoring and administering of those servicers.

  The Management Fee

  BASE MANAGEMENT FEE

     FBR Management is entitled to receive a quarterly base management fee equal to the sum of:

     - 0.25% per annum of the average book value of our mortgage assets during each calendar quarter; and

     - 0.75% per annum of the average book value of the remainder of our invested assets during each calendar quarter.

     The Board of Directors may adjust the base management fee in the future if necessary to align the fee more closely with the actual costs of services and, by agreement with FBR Management, may reduce the base management fee to the extent we incur costs internally.

     For the years ended December 31, 1999, 2000 and 2001, the base management fee was $1,329,063, $1,078,713 and $1,842,296, respectively.

  INCENTIVE COMPENSATION

     FBR Management is also entitled to receive incentive compensation based on our performance. For each calendar quarter, FBR Management is entitled to receive 25% of the "Incentive Calculation Amount" for the 12-month period ending with the end of that calendar quarter.

     The "Incentive Calculation Amount" for any 12-month period means an amount equal to the product of

     (A) 25% of the dollar amount by which

        (1) (a) Our Funds from Operations (before the incentive fee) per share of common stock, based on the weighted average number of shares outstanding, plus (b) gains or minus losses from debt restructuring and sales of property per share, based on the weighted average number of shares outstanding, exceed

        (2) an amount equal to (a) the weighted average of the price per share in the initial private offering of our common stock in 1997 and in the follow-on public offering of our common stock in August 2001 of $20.82 and the price per share in any future follow-on offerings by our company multiplied by (b) the 10-Year U.S. Treasury Rate plus five percent per annum, multiplied by

     (B) the weighted average number of shares of common stock outstanding during the applicable period.

     "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts means net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

     As used in calculating FBR Management's compensation, the term "10-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed-rate securities, adjusted to constant maturities of ten years, published by the Federal Reserve Board during a quarter. The average weekly 10-Year U.S. Treasury Rate for the twelve months ended December 31, 2001, was 5.02%.

     We recorded $1,652,061 of incentive compensation expense during the year ended December 31, 2001. There were no incentive compensation fees paid in previous years.

  Options Owned by FBR Management

     In December 1997, FBR Management received options to purchase 1,021,900 shares of our common stock at $20 per share. The estimated value of these options at the time of grant was $909,492 based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. We have fully amortized the value of these options. FBR Management previously transferred 51,095 of its options to its former sub-manager. FBR Management agreed to the rescission of options to purchase 155,000 shares in connection with the establishment of our stock incentive plan. In December 2001, FBR Management exercised options with respect to 400,000 shares of our common stock at the $20 per share exercise price.

  Expenses

     Because FBR Management's employees will perform due diligence tasks that investors or investment advisors typically hire outside consultants to perform, FBR Management will be reimbursed for its out of pocket costs in performing due diligence on assets we purchased or considered for purchase. Moreover, FBR Management tracks the time its employees spend in performing such due diligence tasks and is entitled to reimbursement for the allocated portion of the salary and benefits of such employees. However, (1) the amount of due diligence costs for which FBR Management receives reimbursement with respect to any asset may not exceed an arm's length due diligence fee for such asset, and (2) FBR Management is not entitled to reimbursement for any due diligence or employee time costs associated with investments in securities being underwritten or placed by FBR.

  Limits of Responsibility

     Under the Management Agreement, FBR Management does not assume any responsibility other than to render the services called for and is not responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. We have agreed to indemnify FBR Management, FBR, and their directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges, and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

     The Management Agreement does not restrict the right of FBR Management or any of its officers, directors, employees, or FBR to engage in any business or render services of any kind to any other person, including the purchase of, or the rendering of advice to others who purchase REIT or other securities or other assets that meet our policies and criteria.

  Term of Management Agreement

     The Management Agreement has a term expiring on December 17, 2002. We may terminate the Management Agreement without cause at any time upon 60 days' written notice by a majority vote of our independent directors or by a vote of the holders of a majority of the outstanding shares of common stock. If terminated, FBR Management will be entitled to all fees accrued through the date of termination and, as a termination fee, will be entitled to an amount equal to the sum of the base management fee and incentive management fee earned during the twelve months preceding the final day of the calendar quarter last ending prior to the date of termination. In addition, we have the right to terminate the Management Agreement without paying a termination fee if FBR Management violates any material provision of the Management Agreement and fails to cure the violation.

  The Sub-Manager

     On February 14, 2000, FBR Management entered into a sub-management agreement with FIDAC to advise FBR Management with respect to management of our mortgage-backed securities portfolio. FIDAC replaced Blackrock Financial Management, Inc. as sub-advisor with respect to our mortgage-backed securities portfolio. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. FIDAC is a registered investment adviser under the Investment Advisers Act of 1940. FIDAC, in its discretion, subject to the supervision of FBR Management and our Board of Directors, evaluates and monitors our mortgage-backed securities portfolio. FBR Management may terminate its relationship with FIDAC at any time in its sole discretion without penalty.

     FIDAC is an affiliate of Annaly Mortgage Management, Inc., a mortgage REIT which is listed for trading on the New York Stock Exchange under the symbol "NLY." At September 20, 2001, we owned approximately 1.36% of the outstanding common stock of Annaly.

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

     REITs are permitted to own up to 100% of the stock of one or more "taxable REIT subsidiaries" ("TRSs") beginning on January 1, 2001. A TRS is a fully taxable corporation that is permitted to engage in activities the income from which would be nonqualifying income earned by the Company. The Company and its subsidiary must jointly elect for the subsidiary to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of the Company's assets may consist of securities of one or more TRSs. The TRS rules limit the deductibility of interest paid or accrued by a TRS to the Company to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between the Company and its TRSs that are not conducted on an arm's-length basis.

     During 2001, the Company acquired a registered broker-dealer from FBR Group called Pegasus Capital Corporation, made a TRS election for such entity, and also formed two other TRSs. Pegasus participates in a fee-sharing arrangement with FBR. The Company's TRSs are subject to corporate income tax on their taxable income, and such taxable income generally will not be distributed to the Company's shareholders.

RECENT DEVELOPMENTS

  Dividend Payment

     On March 14, 2002, we announced that our Board of Directors voted to declare a first quarter dividend of $1.25 per share, payable on April 15, 2002, to shareholders of record as of March 28, 2002.

  Follow-on Common Stock Offering

     On February 1, 2002, we completed the sale of 4,800,000 shares of our common stock at a price per share of $26.50. The aggregate proceeds to us, net of underwriting discounts and commissions, totaled approximately $120.8 million. On February 28, 2002, we completed the sale of an additional 720,000 shares of our common stock as a result of the underwriters' full exercise of their over-allotment option. The aggregate proceeds to us, net of the underwriting discounts and commission, totaled approximately an additional $18.1 million.

  Exercise by FBR Management of Remaining Options

     On February 15, 2002, FBR Management exercised its remaining options to purchase 415,805 shares of our common stock at the exercise price of $20 per share, or $8,316,100. FBR Management has advised us that it has no current intention to sell any of the shares of our common stock that it has acquired through option exercises or any of its other shares of our common stock that it holds for investment purposes.

  Election of Richard J. Hendrix as Our President

     On March 14, 2002, our Board of Directors elected Richard J. Hendrix, our Chief Operating Officer, to the additional position of President.

  Additional Loan

     On March 20, 2002, we extended to Oxford Finance Corporation a $10,000,000 loan to fund the extension of equipment leases to five companies primarily in the pharmaceutical sector. The loan is secured by a first priority lien on the leased equipment and other collateral. The term of the loan is 60 days. The loan bears interest at a rate of 12% per annum. We received a $200,000 origination fee when the loan was funded.

  Change of Independent Accountants

     On March 14, 2002, we determined not to renew the engagement of our independent accountants, Arthur Andersen LLP ("Andersen"), and appointed KPMG LLP ("KPMG") as our new independent accountants, effective immediately. This determination followed our decision to seek proposals from independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by our Board of Directors upon the recommendation of the Audit Committee of our Board. This change is subject to ratification by our shareholders at our next annual meeting.

  Termination of Sub-Advisory Agreement with Respect to Our Mortgage Assets

     On March 22, 2002, Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"), our external adviser, notified Fixed Income Discount Advisory Company, Inc. ("FIDAC"), FBRIM's sub-adviser with respect to the management of our mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on FBRIM's determination, after consultation with our Board of Directors, that it would be in the best interests of our shareholders to terminate the sub-advisory agreement in light of the increased size of our equity capital and mortgage-backed securities portfolio. The sub-advisory agreement will end in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, we and FBRIM have agreed to a reduction of the management fee that we will be required to pay from 0.25% to 0.20% per annum of the average book value of our mortgage assets during each calendar quarter.

  NYSE Original Listing Application

     On March 25, 2002, we filed an application to list our common stock for trading on the New York Stock Exchange. If we are able to list our common stock on the New York Stock Exchange, we will immediately delist our common stock from the American Stock Exchange.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for trading the Company's common stock is the American Stock Exchange. The effective date of the Company's initial public offering was September 27, 1999. The high sale price of the Company's common stock for the year ended December 31, 2001, was $28.66 and the low sale price of the Company's common stock for the year ended December 31, 2001, was $19.75.

     According to the records of the Company's transfer agent, the Company had
8.5 million shares outstanding as of December 31, 2001. As of December 31, 2001, the Company had seven shareholders of record. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to determine the exact number of beneficial shareholders of the Company's common stock; however, based on information provided to the Company by Investor Communication Services, a division of Automatic Data Processing Inc., the Company estimates that it had approximately 5,400 beneficial shareholders as of the date of this Report.

DIVIDENDS & DISTRIBUTION POLICY

     To maintain its status as a REIT for federal income tax purposes, the Company is required to distribute at least 90% of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, the Company intends to declare regular quarterly dividends and to distribute any taxable income remaining at the end of a year with a first quarter dividend in the following year.

     The Board of Directors may change the dividend policy at any time. The Board of Directors will declare dividends based on:

     - the taxable income of the Company;

     - the financial condition of the Company;

     - the distributions required to maintain REIT status and to avoid corporate income tax and the 4% excise tax; and

     - other factors that the Board of Directors considers relevant.

     To date, the Company has declared the following dividends:

FOR THE PERIOD                                                   TOTAL         PER SHARE
--------------                                                -----------      ---------
12/15/97-12/31/97...........................................  $   562,045(1)    $0.055
01/01/98-03/31/98...........................................    2,083,165        0.200
04/01/98-06/30/98...........................................    3,072,669        0.295
07/01/98-09/30/98...........................................    3,379,798(2)     0.360
10/01/98-12/31/98(3)........................................    2,563,058        0.300
01/01/99-03/31/99...........................................    2,741,872        0.325
04/01/99-06/30/99...........................................    2,702,498        0.380
07/01/99-09/30/99...........................................    2,844,734        0.400
10/01/99-12/31/99(4)........................................    2,903,718        0.500
01/01/99-12/31/99(5)........................................    1,355,182        0.250
01/01/00-03/31/00...........................................    2,803,475        0.550
04/01/00-06/30/00...........................................    2,553,436        0.600
07/01/00-09/30/00...........................................    2,423,296        0.600
10/01/00-12/31/00(6)........................................    2,356,996        0.600
01/01/00-12/31/00(7)........................................    1,374,914        0.350
01/01/01-03/31/01...........................................    2,083,516        0.600
04/01/01-06/30/01...........................................    2,257,143        0.650
07/01/01-09/30/01...........................................    6,386,022        0.800
10/01/01-12/31/01(8)........................................   10,645,659        1.250
                                                              -----------       ------
                                                              $57,093,196       $9.065
                                                              ===========       ======

---------------

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

(8) Dividend declared December 14, 2001, and paid on January 15, 2002, to shareholder of record as of December 31, 2001.

     Through December 31, 2001, the Company had paid substantially all of its dividends out of current or accumulated earnings and profits. In 1998, 10% of the dividends were a return of capital for federal income tax purposes. The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Interest income.......................................  $32,390,594   $18,758,866   $15,823,914
Dividend income.......................................    3,820,985     5,082,191     7,649,935
Fee income............................................    2,875,780
Interest expense......................................   14,612,625    10,935,130     7,920,648
Management fee expense................................    3,494,357     1,078,713     1,329,063
Other expense.........................................      772,152       596,374     1,432,589
Net realized and recognized gains (losses)............    3,330,252    (2,866,360)   (7,648,960)
Net income............................................   23,065,074     8,364,480     5,142,589
Basic income per share................................         4.27          1.84          0.68
Weighted average basic shares.........................    5,402,150     4,543,532     7,523,715
Diluted income per share..............................         4.17          1.84          0.68
Weighted average diluted shares.......................    5,525,270     4,543,532     7,523,715
Dividends declared per share(1).......................         3.30          2.95          1.61

                                                                   2001            2000
                                                              --------------   ------------
SELECTED BALANCE SHEET DATA:
Mortgage-backed securities, at fair value...................  $1,238,365,511   $154,848,205
Cash and cash equivalents...................................       6,630,379     36,810,566
Investments in equity securities, at fair value.............      61,692,660     28,110,190
Notes receivable............................................       8,000,000      4,000,000
Total assets................................................   1,325,125,218    225,804,067
Repurchase agreements.......................................   1,105,145,000    133,896,000
Total liabilities...........................................   1,121,259,672    138,963,483
Accumulated other comprehensive income (loss)(2)............      15,154,257       (748,691)
Shareholders' equity........................................     203,865,546     86,840,584
Book value per share........................................           23.98          22.36
Common shares issued and outstanding........................       8,502,527      3,884,427

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
OTHER SELECTED DATA
Weighted average daily borrowings..................  $462,952,444   $172,287,472   $143,231,112
Average equity.....................................   133,848,577     90,393,190    130,269,059

---------------

(1) Dividends are calculated and declared based on estimates of the Company's taxable income.

(2) Accumulated other comprehensive income or loss includes unrealized net gain on mortgage-backed securities of $270,378 as of December 31, 2001, and unrealized net loss on mortgage-backed securities of $530,869 as of December 31, 2000, and unrealized net gain on investments in equity securities of $14,883,879 as of December 31. 2001, unrealized net loss on investments in equity securities of $217,822 as of December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company targets investments in real estate assets and real estate-related companies and, subject to maintaining REIT qualification, companies unrelated to real estate. The Company has invested, and intends to continue investing in, whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mezzanine and senior loans, and equity securities.

     As of December 31, 2001, the Company's principal assets were:

     - mortgage-backed securities totaling $1.2 billion, which were financed with repurchase agreements totaling $1.1 billion;

     - investments in equity securities of six companies with an original total cost basis of $48.4 million and a total market value of $61.7 million; and

     - a loan to one company for $8.0 million.

     A summary of the Company's current investments, cash and cash equivalents is set forth at the end of this discussion.

RESULTS OF OPERATIONS

NET INCOME

     The Company's sources of revenue are (i) quarterly dividend earnings on its REIT holdings, (ii) interest earnings on its mortgage-backed securities, notes receivable, and cash and cash equivalents, (iii) investment banking fee income and (iv) gains on the sale of mortgage-backed securities and equity investments. The Company's primary sources of interest income to date have been its investments in fixed and variable rate mortgage-backed securities and outstanding loans. Interest income is recorded based on contractual rates of interest and amortization of any premium or discount associated with the original purchase. The amount of future contractual interest income received may be adversely affected in the event of prepayments or defaults on notes payable or mortgage loans underlying the mortgage-backed securities. Generally, when interest rates fall, prepayment rates may increase significantly. Accordingly, the Company's interest income for any given period may not be indicative of that for future interim or annual periods.

THE FOLLOWING DISCUSSION SETS FORTH THE SIGNIFICANT COMPONENTS OF THE COMPANY'S NET INCOME FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     The Company generated net income for the year ended December 31, 2001 of $23.1 million, or $4.27 per basic share, compared to net income of $8.4 million or $1.84 per basic share for the corresponding period in 2000. Fully diluted net income per share for the year ended December 31, 2001 was $4.17 per share, compared to $1.84 per share for the year ended December 31, 2000. The increase is primarily due to an increase in net interest income from mortgage-backed securities and fee income.

     The Company's total revenue increased to $39.1 million for the year ended December 31, 2001, from $23.8 million for the year ended December 31, 2000. The Company invested the proceeds from its follow-on offering completed on August 2, 2001, on a leveraged basis in mortgage-backed securities, thereby substantially increasing the portfolio size and interest income generated from the portfolio.

     For the year ended December 31, 2001, the weighted average annual yield on the Company's mortgage-backed securities was 5.81%, compared to 6.68% for the year ended December 31, 2000. Despite the lower yield, the larger asset base increased interest revenue $13.6 million or 72% from $18.8 million to $32.4 million.

     For the year ended December 31, 2001, the weighted average annual yield on the Company's equity securities and promissory notes was 12.72%, compared to 15.27% for the year ended December 31, 2000. The average annual yield on all investments decreased to 6.36% from 8.71%, reflecting the decreasing mix of promissory notes and dividend paying equity securities during 2001 from the levels of 2000. Dividend income decreased by $1.3 million or 25%.

     During 2001, pursuant to an agreement completed during 2001 with Friedman, Billings, Ramsey & Co., Inc., the Company earned $2.9 million in fees from three investment banking transactions and one unfunded commitment that it facilitated.

     The Company's interest expense increased $3.7 million or 34% from $10.9 million in 2000 to $14.6 million for the year ended December 31, 2001. This represents 77.4% of the total expenses for the current period and 86.7% of the total expenses for prior period. The increase in interest expense reflects the

168.7% increase in the weighted average borrowing under repurchase agreements to $462.9 million from $172.3 million offset by a reduction in our average interest rate from 6.33% to 3.16%.

     Management fees increased $2.4 million (218%) for the year ended December 31, 2001, to $3.5 million from $1.1 million for the year ended December 31, 2000. The majority of the increase was due to the Company recording $1.7 million in incentive management fees during the year. The incentive fee is based on the company's performance over the preceding 12-month period.

     Professional fees and other expenses consist primarily of legal, accounting and directors fees. Professional fees and other expenses were $772,152 for the year ended December 31, 2001, and $596,374 for the year ended December 31, 2000. The increased fees are primarily attributable to increased directors fees associated with the granting of in-the-money stock options during 2001.

     The Company recorded a provision for income taxes on the net income of its taxable REIT subsidiaries. During 2001, the Company acquired a registered broker-dealer from FBR Group called Pegasus Capital Corporation and also established two other taxable REIT subsidiaries. Pegasus participates in a fee-sharing arrangement with FBR. The payments Pegasus and the other taxable REIT subsidiaries receive will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. At December 31, 2001, the Company had recorded $473,403 in income taxes payable from income received by Pegasus and a related taxable REIT subsidiary.

THE FOLLOWING DISCUSSION SETS FORTH THE SIGNIFICANT COMPONENTS OF THE COMPANY'S NET INCOME FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     The Company had net income for the year ended December 31, 2000 of $8.4 million, or $1.84 per basic and diluted share, compared to net income of $5.1 million or $0.68 per basic and diluted share for the corresponding period in 1999. The increase is primarily due to the reduction in recognized losses on available-for-sale equity securities.

     The Company's total revenue increased to $23.8 million for the year ended December 31, 2000, from $23.5 million for the year ended December 31, 1999. This increase is primarily attributable to the Company's increased investment in mortgage-backed securities throughout most of 2000 and a corresponding increase in the average yield received on these mortgage-backed securities.

     For the year ended December 31, 2000, the weighted average annual yield on the Company's mortgage-backed securities was 6.68%, compared to 6.51% for the year ended December 31, 1999.

     The weighted average annual yield on FBR Asset's equity securities and promissory notes was 15.27% during 2000, compared to 11.20% for the year ended December 31, 1999. The average annual yield on all investments increased to 8.71% from 8.08%. The increase reflects the increased investment in higher yielding promissory notes and higher yielding mortgage backed securities.

     The Company incurred interest expense of $10.9 million for the year ended December 31, 2000. This represents 86.7% of the total expenses for the period. The Company incurred interest expense of $7.9 million for the year ended December 31, 1999, which represents 74.2% of the total expenses for that period. The $3.0 million increase in interest expense reflects the 20.3% increase in the weighted average borrowing under repurchase agreements to $172.3 million from $143.2 million and a corresponding increase in the borrowing rate for the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Management fees for the year ended December 31, 2000, were $1.1 million compared to $1.3 million for the year ended December 31, 1999. The decrease is due to the Company's increased investment in mortgage-backed securities throughout most of 2000, and a corresponding reduction in the Company's other assets. The Company increased its mortgage-backed securities portfolio starting during the fourth quarter of 1999. The management fee is based on the Company's assets, and is a lower percentage for mortgage-backed assets relative to other investments.

     Professional fees and other expenses consist primarily of legal and accounting fees. Professional fees and other expenses were $596,374 for the year ended December 31, 2000, and $1.4 million for the year ended

December 31, 1999. The decreased fees are attributable to the reduction of legal and audit fees incurred in connection with the Company's registration of the Company's stock in September, 1999.

CHANGES IN FINANCIAL CONDITION

MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     The Company invests primarily in mortgage-backed securities that are agency pass-through securities representing a 100% interest in the underlying conforming mortgage loans. Conforming loans comply with the underwriting requirements for purchase by Fannie Mae, Freddie Mac, and Ginnie Mae. These securities bear little risk of credit loss due to defaults because they are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

     The Company held mortgage-backed securities of $1.2 billion as of December 31, 2001. The Company held mortgage-backed securities of $154.8 million on December 31, 2000.

     Premium and discount balances associated with the purchase of mortgage-backed securities are amortized as a decrease or increase in interest income over the life of the security. At December 31, 2001, the amount of unamortized premium, net of discounts, recorded in the Company's statement of financial condition was $25.4 million. At December 31, 2000, the amount of unamortized premium, net of discounts, recorded in the Company's statement of financial condition was $1.7 million.

     Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the mortgage-backed securities comprising the current portfolio, all other factors being equal, the Company's effective interest rate would decrease, as the Company would be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life of the mortgage-backed securities, all other factors being equal, the Company's effective interest rate would increase, as the Company would be required to amortize its net premium balance over a longer time period.

     The Company received mortgage principal repayments equal to $158.2 million for the year ended December 31, 2001. The Company received mortgage principal repayments equal to $23.7 million for the year ended December 31, 2000.

     At December 31, 2001, $14.9 million of net unrealized gains on equity securities and $0.3 million of net unrealized gains on mortgage-backed securities, including unrealized losses on the interest rate swap, were included in the Company's statement of financial condition as accumulated other comprehensive loss. At December 31, 2000, $0.2 million of net unrealized losses on equity securities and $0.5 million of net unrealized losses on mortgage-backed securities were included in the Company's statement of financial condition as accumulated other comprehensive loss. See "Stockholders' Equity" elsewhere in "Management's Discussion and Analysis".

REPURCHASE AGREEMENTS

     To date, the Company's debt has consisted mainly of borrowings collateralized by a pledge of most of the Company's mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

     The Company had $1.1 billion outstanding under repurchase agreements with several financial institutions on December 31, 2001. The Company had $133.9 million outstanding under repurchase agreements on December 31, 2000. At December 31, 2001, the ratio of the Company's repurchase agreement to shareholder's equity was 5.42 to 1.

     At December 31, 2001, the remaining term to maturity of the Company's borrowings had been limited to 36 days with a weighted average remaining maturity of 15 days and a weighted average cost of funds on outstanding borrowings of 1.87%.

     At December 31, 2000, the remaining term to maturity of the Company's borrowings had been limited to 33 days with a weighted average remaining maturity of 16 days and a weighted average cost of funds on outstanding borrowings of 6.57%.

CONTRACTUAL COMMITMENTS

     The Company is a party to an interest rate swap agreement to offset the potential adverse effects of rising interest rates under some of its short-term repurchase agreements. That agreement is with Lehman Brothers Special Financing Inc. ("Lehman"). Under the swap agreement with Lehman, the Company receives quarterly payments of interest based on three-month LIBOR and remits semi-annual payments based on a fixed interest rate of approximately 4.97% based upon the $50 million notional amount of the swap.

     The swap became effective on July 27, 2001, and matures on July 27, 2004. At December 31, 2001, the interest rate payable to the Company by Lehman was 2.28%. The timing of quarterly receipts under the swap approximates the timing of the repricing dates for the repurchase agreements. The payments received under the swap agreement have substantially offset the interest payments under the repurchase agreements. In some circumstances, the Company may be required to provide collateral to secure its obligations under the interest rate swap agreement or may be entitled to receive collateral from the counterparty to the swap agreement. At December 31, 2001, $783,774 of collateral was required under the interest rate swap agreement.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity is a measurement of the Company's ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements and maturities, distributions or interest and principal payments on mortgage-backed securities, loans and equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common stock, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses for at least the next twelve months. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or additional investment opportunities. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company's needs ever exceed these sources of liquidity, management believes the Company's mortgage-backed securities could be sold, in most circumstances, to provide cash.

     For the year ended December 31, 2001, the Company's operating activities resulted in net cash flows of $19.2 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable and dividends from REIT investments. For the year ended December 31, 2000, the Company's operating activities provided net cash flows of $13.9 million. For the year ended December 31, 1999, the Company's operating activities provided net cash flows of $9.7 million.

     For the year ended December 31, 2001, the Company's investing activities resulted in net cash used of $1.1 billion compared to net cash provided for the year ended December 31, 2000 of $134.8 million. The increase is primarily attributable to purchases of mortgage-backed securities during 2001. For the year ended December 31, 1999, the Company's investing activities resulted in net cash used of $82.6 million.

     For the year ended December 31, 2001, net cash provided by the Company's financing activities was $1.1 billion compared to net cash used in financing activities for the year ended December 31, 2000, of $125.3 million. The change is primarily attributable to an increase in borrowings under repurchase agreements used to fund mortgage-backed securities purchases and the Company's August 2001 follow-on common stock offering. For the year ended December 31, 1999, net cash provided by the Company's financing activities was $45.2 million.

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

     If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment's cost basis and its estimated fair value. As of December 31, 2001, the value of the equity securities in the Company's portfolio had increased from $48.4 million as of the date the investments were made to $61.7 million. Increases and declines have been recorded as accumulated other comprehensive income in the statement of financial condition. In 2001, the Company recognized and charged to income losses of $0.5 million on its investment in Prime Retail preferred. In 2000, the Company recognized and charged to income losses of $5.6 million on its investments in Encompass Services Corporation, Resource Asset Investment Trust, and Prime Retail, Inc. In 1999, the Company realized and charged to income losses of $10.9 million on its investments in Imperial Credit Commercial Mortgage Investment Corp. and Anthracite Capital Corp.

     As a result of "mark-to-market" accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than those of companies who do not make investments in marketable and non-marketable debt and equity securities. As a result, comparisons with these companies may not be meaningful.

     The Company repurchased shares of it's common stock in 2001, 2000 and 1999:

                                                                             AVERAGE PRICE
YEAR                                                SHARES        COST         PER SHARE
----                                               ---------   -----------   -------------
2001.............................................    411,900   $ 8,334,135      $20.23
2000.............................................  1,921,909   $25,420,635      $13.23
1999.............................................  2,737,191   $37,142,146      $13.57

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in Note 2 of the Consolidated Financial Statements. The Company believes its most critical accounting policies (a critical accounting policy being one that is both very important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments) are the effective interest rate method the Company uses to recognize interest income on the mortgage-backed securities and the impairment assessment it applies to equity securities.

     Interest income incudes contractual interest payments adjusted for the amortization of premiums or discounts recorded upon purchase. Changes in estimated yields for mortgage-backed securities result primarily from changes in the timing and amount of actual cash flows that are impacted by interest rate changes and prepayment speeds. Changes in the estimated yields are recognized over the estimated remaining life of the investment, based on the experience to date, as well as expected future returns. The mortgage-backed portfolio had $25.4 million of net premium at December 31, 2001. Generally, if future prepayment speeds occur faster than estimated the effective yield on the mortgage-backed portfolio should decrease, and conversely, if prepayment speeds occur slower than estimated, the effective yield should increase.

     The Company evaluates its investments in equity securities for "other than temporary" impairment. If it is determined that an investment is impaired then the amount that the fair value of the investment is below its cost basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income as temporary changes in fair value would be. The value of the Company's equity investments can fluctuate significantly as is seen in the significant appreciation of fair value during 2001. Generally, when an equity security's fair value has been below its cost basis for an extended period of time the Company will record an impairment charge.

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

     The Company's primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities decline, prepayment rates may slow and durations may extend. The Company finances its investments in mortgage-backed securities through repurchase agreements. If short-term interest rates increase, the Company's profit margin in mortgage-backed securities may decrease.

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

     As previously discussed, the Company uses interest rate swaps to hedge the variability in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swap is an effective hedge under FAS 133 and as a result the interest rate swap will be carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

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

     Changes in value are measured as percentage changes form their respective values presented in the column labeled "Value at 12/31/01." Actual results could differ significantly from these estimates.

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

                                                        VALUE AT                       VALUE AT
                                                      12/30/01 WITH                  12/31/01 WITH
                                                     100 BASIS POINT                100 BASIS POINT
                                    VALUE AT           INCREASE IN     PERCENT        DECREASE IN        PERCENT
                                  12/30/01(1)        INTEREST RATES    CHANGE       INTEREST RATES       CHANGE
                                 --------------      ---------------   -------      ---------------      -------
ASSETS
  Mortgage securities..........  $1,238,365,511      $1,202,541,940      (2.89)%    $1,258,759,791         1.65%
  Other........................      86,759,707          86,759,707         --          86,759,707
                                 --------------      --------------                 --------------
       TOTAL ASSETS............  $1,325,125,218      $1,289,301,647      (2.70)%    $1,345,519,498         1.54%
                                 ==============      ==============                 ==============
LIABILITIES
  Interest rate swap...........  $   (2,022,958)(2)  $     (927,275)                $   (3,340,582)
  Other........................   1,123,282,630       1,123,282,630                  1,123,282,630
                                 --------------      --------------                 --------------
       TOTAL LIABILITIES.......   1,121,259,672       1,122,355,355       0.10%      1,119,942,048        (0.12)%
                                 --------------      --------------                 --------------
SHAREHOLDERS' EQUITY
  Common stock.................          85,025              85,025                         85,025
  Paid-in-capital..............     206,916,930         206,916,930                    206,916,930
  Accumulated other
    comprehensive income
    (loss).....................      15,154,257         (21,764,997)   (243.62)%        36,866,161       143.27%
  Retained earnings
    (deficit)..................     (18,290,666)        (18,290,666)                   (18,290,666)
                                 --------------      --------------                 --------------
  TOTAL SHAREHOLDERS' EQUITY...     203,865,546         166,946,292     (18.11)%       225,577,450        10.65%
                                 --------------      --------------                 --------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY.......  $1,325,125,218      $1,289,301,647                 $1,345,519,498
                                 ==============      ==============                 ==============

---------------

(1) Includes Accrued Interest.

(2) The fair value of the interest rate swap is based on counter party quotes as of December 31, 2001. As of December 31, 2001, interest payments received under the swap agreement were based on an interest rate of 2.28% while interest payments made were based on an interest rate of 4.97%.

     As shown above, the portfolio generally will benefit less from a decline in interest rates than it will be negatively affected by a same scale increase in interest rates. This may effectively limit an investor's upside potential opportunity in a market rally.

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

     While it is impossible to project exactly what factors may affect the prices of equity sectors and how much that might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December 31, 2001.

                                                         VALUE AT                      VALUE AT
                                       VALUE AT        DECEMBER 31,                  DECEMBER 31,
                                     DECEMBER 31,      2001 WITH 10%     PERCENT     2001 WITH 10%     PERCENT
                                         2001        INCREASE IN PRICE   CHANGE    DECREASE IN PRICE   CHANGE
                                    --------------   -----------------   -------   -----------------   -------
ASSETS
  Equity securities...............  $   61,692,660    $   67,861,926      10.00%    $   55,523,394     (10.00)%
  Other...........................   1,263,432,558     1,263,432,558         --      1,263,432,558         --
                                    --------------    --------------                --------------
       TOTAL ASSETS...............  $1,325,125,218    $1,331,294,484       0.47%    $1,318,955,952      (0.47)%
                                    ==============    ==============                ==============
LIABILITIES.......................  $1,121,259,672    $1,121,259,672         --     $1,121,259,672         --
SHAREHOLDERS' EQUITY
  Common stock....................  $       85,025    $       85,025         --     $       85,025         --
  Paid-in-capital.................     206,916,930       206,916,930         --        206,916,930         --
  Accumulated comprehensive
    income........................      15,154,257        21,323,523      40.71%         8,984,991     (40.71)%
  Retained earnings (deficit).....     (18,290,666)      (18,290,666)        --        (18,290,666)        --
                                    --------------    --------------                --------------
    TOTAL SHAREHOLDERS' EQUITY....     203,865,546       210,034,812       3.03%       197,696,280      (3.03)%
                                    --------------    --------------                --------------
    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY.......  $1,325,125,218    $1,331,294,484       0.47%    $1,318,955,952      (0.47)%
                                    ==============    ==============                ==============
BOOK VALUE PER SHARE..............  $        23.98    $        24.70       3.03%    $        23.25      (3.03)%

     Except to the extent that the Company sells its equity investments, an increase or decrease in the market value of those assets will not directly affect the Company's earnings, although an increase or decrease in the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies' earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company's earnings. If the Company had sold all of its equity investments on December 31, 2001, the Company would have incurred a gain of approximately $14.9 million which would have been credited to earnings.

EVENTS SINCE DECEMBER 31, 2001

  Dividend Payment

     On March 14, 2002, the Company announced that its Board of Directors voted to declare a first quarter dividend of $1.25 per share, payable on April 15, 2002, to shareholders of record as of March 28, 2002.

  Follow-on Common Stock Offering

     On February 1, 2002, the Company completed the sale of 4,800,000 shares of its common stock at a price per share of $26.50. The aggregate proceeds to the Company, net of underwriting discounts and commissions, totaled approximately $120.8 million. On February 28, 2002, the Company completed the sale of an additional 720,000 shares of its common stock as a result of the underwriters' full exercise of their over-allotment option. The aggregate proceeds to the Company, net of the underwriting discounts and commission, totaled approximately an additional $18.1 million.

  Exercise by FBR Management of Remaining Options

     On February 15, 2002, FBR Management exercised its remaining options to purchase 415,805 shares of the Company's common stock at the exercise price of $20 per share, or $8,316,100. FBR Management has advised the Company that it has no current intention to sell any of the shares of the Company's common stock that it has acquired through option exercises or any of its other shares of the Company's common stock that it holds for investment purposes.

  Additional Loan

     On March 20, 2002, the Company extended to Oxford Finance Corporation a $10,000,000 loan to fund the extension of equipment leases to five companies primarily in the pharmaceutical sector. The loan is secured by a first priority lien on the leased equipment and other collateral. The term of the loan is 60 days. The loan bears interest at a rate of 12% per annum. The Company received a $200,000 origination fee when the loan was funded.

  Change of Independent Accountants

     On March 14, 2002, the Company determined not to renew the engagement of our independent accountants, Arthur Andersen LLP ("Andersen"), and appointed KPMG LLP ("KPMG") as its new independent accountants, effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit its financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by the Company's Board of Directors upon the recommendation of the Audit Committee of the Company's Board.

  Termination of Sub-Advisory Agreement with Respect to the Company's Mortgage Assets

     On March 22, 2002, Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"), the Company's external adviser, notified Fixed Income Discount Advisory Company, Inc. ("FIDAC"), FBRIM's sub-adviser with respect to the management of the Company's mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on FBRIM's determination, after consultation with the Company's Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company's equity capital and mortgage-backed securities portfolio. The sub-advisory agreement will end in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBRIM have agreed to a reduction of the management fee that the Company will be required to pay from 0.25% to 0.20% per annum of the average book value of the Company's mortgage assets during each calendar quarter.

  New York Stock Exchange Original Listing Application

     On March 25, 2002, the Company filed an application to list its common stock for trading on the New York Stock Exchange. If the Company is able to list its common stock on the New York Stock Exchange, the Company will immediately delist its common stock from the American Stock Exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 23, 2002, under the headings "Proposal No. 1 -- Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the heading "Business -- Employees and Executive Officers of the Company" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 23, 2002, under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 23, 2002 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on or around May 23, 2002, under the heading "Certain Relationships and Related Transactions."

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, filed as Exhibit 13.01 to this Form 10-K, are incorporated by reference into this Item 14:

                                                               PAGES
                                                               -----
Report of Independent Public Accountants....................    F-2
Statements of Financial Condition as of December 31, 2001
  and 2000..................................................    F-3
Statements of Income for the Years ended December 31, 2001,
  2000 and 1999.............................................    F-4
Statements of Changes in Shareholders' Equity for the Years
  ended December 31, 2001, 2000 and 1999....................    F-5
Statements of Cash Flows for the Years ended December 31,
  2001, 2000 and 1999.......................................    F-6
Notes to Financial Statements...............................    F-7

     2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

     3. Following is a list of exhibits to this Form 10-K, which are incorporated by reference into this Item 14.

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
3.01      Registrant's Articles of Incorporation.*
3.02      Registrant's bylaws.*
4.01      Form of Specimen Certificate for Registrant's Common Stock.*
4.02      Form of Senior Indenture.*****
4.03      Form of Senior Debt Security.*****
4.04      Form of Subordinated Indenture.*****
4.05      Form of Subordinated Debt Security.*****
10.01     Management Agreement, dated December 17, 1997, by and
          between the Company and Friedman, Billings, Ramsey
          Investment Management, Inc.*
10.02     Agreement to Extend and Amend Management Agreement, dated
          December 17, 1999, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.**
10.03     Agreement to Extend and Amend Management Agreement, dated
          December 17, 2000, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.***
10.04     Agreement to Extend and Amend Management Agreement dated
          December 17, 2001, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.*****
10.05     License Agreement, dated December 17, 1997, by and between the Company and Friedman, Billings, Ramsey Group, Inc.*
10.06     Stock Option Agreement, dated December 17, 1997, by and
          between the Company and Friedman, Billings, Ramsey
          Investment Management, Inc.*
10.07     Sub-Management Agreement, dated February 14, 2000, by and
          between Friedman, Billings, Ramsey Investment Management,
          Inc. and Fixed Income Discount Advisory Company, Inc.**
10.08     Stock Incentive Plan.*
10.09     Letter Agreement, dated July 9, 2001, by and among FBR, FBR
          Asset and Pegasus.****
13.01     Annual Report to Shareholders for the Year ended December
          31, 2001.
21.01     List of Subsidiaries of the Registrant.*****
99.01     Risks of Investing in the Registrant.
99.02     Representation Pursuant to Temporary Note 3T to Article 3 of
          Regulation S-X.

---------------

* Filed with the SEC as part of the Company's Registration Statement on Form S-11, as amended, Registration No. 333-67343.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on April 2, 2001.

**** Filed as an exhibit to FBR Asset's Registration Statement on Form S-11, as amended, Registration No. 333-63344.

***** Filed as an exhibit to FBR Asset's Registration Statement on Form S-3, as amended, Registration No. 333-75408.

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Statements of Financial Condition as of December 31, 2001,
  and December 31, 2000.....................................  F-3

Statements of Income for the Years Ended December 31, 2001,
  December 31, 2000, December 31, 1999......................  F-4

Statements of Changes in Shareholders' Equity for the Years
  Ended December 31, 2001, December 31, 2000, and December
  31, 1999..................................................  F-5

Statements of Cash Flows for the Years Ended December 31,
  2001, December 31, 2000, and December 31, 1999............  F-6

Notes to Financial Statements...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FBR Asset Investment Corporation:

     We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 31, 2002

                        FBR ASSET INVESTMENT CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION
                 AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                                  AS OF           AS OF
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   ------------
ASSETS
  Mortgage-backed securities, pledged as collateral, at fair
     value..................................................  $1,188,730,763   $144,867,416
  Mortgage-backed securities, at fair value.................      49,634,748      9,980,789
  Investments in equity securities, at fair value...........      61,692,660     28,110,190
  Cash and cash equivalents.................................       6,630,379     36,810,566
  Note receivable...........................................       8,000,000      4,000,000
  Dividends, interest and fees receivable...................      10,241,837      1,813,478
  Prepaid expenses and other assets.........................         194,831        221,628
                                                              --------------   ------------
          TOTAL ASSETS......................................  $1,325,125,218   $225,804,067
                                                              ==============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Repurchase agreements.....................................  $1,105,145,000   $133,896,000
  Interest rate swap........................................       1,159,167             --
  Interest payable..........................................       2,177,892        844,841
  Dividends payable.........................................      10,645,659      3,731,911
  Management fees payable...................................       1,117,458         78,727
  Accounts payable and accrued expenses.....................         505,549        237,218
  Income taxes payable......................................         473,403             --
  Other.....................................................          35,544        174,786
                                                              --------------   ------------
          TOTAL LIABILITIES.................................   1,121,259,672    138,963,483
                                                              --------------   ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 50,000,000
     shares authorized......................................              --             --
  Common stock, par value $.01 per share, 200,000,000 shares authorized, 8,502,527 and 3,884,427 shares issued and
     outstanding as of December 31, 2001 and December 31,
     2000, respectively.....................................          85,025         38,844
  Additional paid-in capital................................     206,916,930    107,529,063
  Accumulated other comprehensive income (loss).............      15,154,257       (748,691)
  Retained deficit..........................................     (18,290,666)   (19,978,632)
                                                              --------------   ------------
          TOTAL SHAREHOLDERS' EQUITY........................     203,865,546     86,840,584
                                                              --------------   ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,325,125,218   $225,804,067
                                                              ==============   ============

        The accompanying notes are an integral part of these statements.

                        FBR ASSET INVESTMENT CORPORATION

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
REVENUE:
  Interest............................................  $32,390,594   $18,758,866   $15,823,914
  Dividends...........................................    3,820,985     5,082,191     7,649,935
  Fee income..........................................    2,875,780            --            --
                                                        -----------   -----------   -----------
     Total income.....................................   39,087,359    23,841,057    23,473,849
                                                        -----------   -----------   -----------
EXPENSES:
  Interest............................................   14,612,625    10,935,130     7,920,648
  Management fee......................................    3,494,357     1,078,713     1,329,063
  Professional fees and other.........................      772,152       596,374     1,432,589
                                                        -----------   -----------   -----------
     Total expenses...................................   18,879,134    12,610,217    10,682,300
                                                        -----------   -----------   -----------
Realized gain (loss) on sale of mortgage-backed
  securities, net.....................................    1,106,598        67,358      (358,692)
Realized gain on sale of equity securities, net.......    2,768,534     2,692,304     3,597,190
Recognized loss on available-for-sale equity
  securities..........................................     (544,880)   (5,626,022)  (10,887,458)
                                                        -----------   -----------   -----------
Net income before taxes...............................   23,538,477     8,364,480     5,142,589
                                                        -----------   -----------   -----------
Income tax expense....................................     (473,403)           --            --
                                                        -----------   -----------   -----------
Net income............................................  $23,065,074   $ 8,364,480   $ 5,142,589
                                                        ===========   ===========   ===========
Basic earnings per share..............................  $      4.27   $      1.84   $      0.68
                                                        ===========   ===========   ===========
Basic weighted-average common and equivalent shares...    5,402,150     4,543,532     7,523,715
                                                        ===========   ===========   ===========
Diluted earnings per share............................  $      4.17   $      1.84   $      0.68
                                                        ===========   ===========   ===========
Diluted weighted-average common and equivalent
  shares..............................................    5,525,270     4,543,532     7,523,715
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                        FBR ASSET INVESTMENT CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                               ACCUMULATED
                                                                                  OTHER
                                                 ADDITIONAL      RETAINED     COMPREHENSIVE
                                      COMMON      PAID IN        EARNINGS        INCOME                      COMPREHENSIVE
                                       STOCK      CAPITAL       (DEFICIT)        (LOSS)          TOTAL          INCOME
                                      -------   ------------   ------------   -------------   ------------   -------------
BALANCE, DECEMBER 31, 1998..........  $85,435   $170,045,253   $ (9,425,579)   $(9,800,530)   $150,904,579
  Repurchase of common stock........  (27,372)   (37,114,774)            --             --     (37,142,146)
  Net income........................      --              --      5,142,589             --       5,142,589    $ 5,142,589
  Other comprehensive income
    Change in unrealized loss on
      available-for-sale
      securities....................      --              --             --     (3,181,829)     (3,181,829)    (3,181,829)
  Dividends.........................      --              --    (11,180,472)            --     (11,180,472)            --
                                      -------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 1999..........  58,063     132,930,479    (15,463,462)   (12,982,359)    104,542,721    $ 1,960,760
                                      -------   ------------   ------------    -----------    ------------    ===========
  Repurchase of common stock........  (19,219)   (25,401,416)            --             --     (25,420,635)
  Net income........................      --              --      8,364,480             --       8,364,480    $ 8,364,480
  Other comprehensive income
    Change in unrealized loss on
      available-for-sale
      securities....................      --              --             --     12,233,668      12,233,668     12,233,668
  Dividends.........................      --              --    (12,879,650)            --     (12,879,650)            --
                                      -------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 2000..........  38,844     107,529,063    (19,978,632)      (748,691)     86,840,584    $20,598,148
                                      -------   ------------   ------------    -----------    ------------    ===========
  Issuance of common stock..........  50,300     107,575,383             --                    107,625,683
  Repurchase of common stock........  (4,119)     (8,330,016)                                   (8,334,135)
  Options granted...................      --         142,500             --                        142,500
  Net income........................      --              --     23,065,074             --      23,065,074    $23,065,074
  Other comprehensive income
    Change in unrealized gain (loss)
      on available-for-sale
      securities....................      --              --             --     17,062,115      17,062,115     17,062,115
    Change in unrealized loss on
      cashflow hedge................      --              --             --     (1,159,167)     (1,159,167)    (1,159,167)
  Dividends.........................      --              --    (21,377,108)            --     (21,377,108)            --
                                      -------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 2001..........  $85,025   $206,916,930   $(18,290,666)   $15,154,257    $203,865,546    $38,968,022
                                      =======   ============   ============    ===========    ============    ===========

        The accompanying notes are an integral part of these statements.

                        FBR ASSET INVESTMENT CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          FOR THE YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------
                                                       2001             2000            1999
                                                  ---------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................  $    23,065,074   $   8,364,480   $   5,142,589
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Realized and recognized (gain) loss on
       mortgage-backed and equity securities,
       net......................................       (3,330,252)      2,866,360       7,648,960
          Amortization..........................                            4,717         456,342
          Premium amortization on
            mortgage-backed securities..........        4,779,118         296,626         682,695
          Compensation expense related to stock
            option grants.......................          142,500              --              --
          Changes in operating assets and
            liabilities:
            Dividends, interest and fees
               receivable.......................       (8,428,358)      1,227,197        (200,150)
            Due from custodian..................               --         806,093        (806,093)
            Prepaid expenses....................           26,797          31,888        (248,799)
            Management fees payable.............        1,038,731        (158,440)     (1,038,347)
            Accounts payable and accrued
               expenses.........................          268,329         107,539         (95,256)
            Interest payable....................        1,333,051         357,619         177,126
            Due to custodian....................               --              --      (2,041,230)
            Income taxes payable................          473,403              --              --
            Other...............................         (139,241)         (3,519)          5,479
                                                  ---------------   -------------   -------------
               Net cash provided by operating
                 activities.....................       19,229,152      13,900,560       9,683,316
                                                  ---------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities........   (1,340,540,932)    (40,917,985)   (282,288,201)
  Investments in equity securities..............      (30,269,000)     (1,801,410)    (11,454,320)
  Investments in notes receivable...............      (12,000,000)     (4,000,000)    (59,113,179)
  Repayment of notes receivable.................        8,000,000      27,000,000      51,196,100
  Proceeds from sale of mortgage-backed
     securities.................................       96,938,432     101,529,084     160,809,435
  Proceeds from sale of equity securities.......       14,201,575      29,239,857      27,894,010
  Receipt of principal payments on
     mortgage-backed securities.................      158,183,398      23,720,735      30,376,288
                                                  ---------------   -------------   -------------
               Net cash (used in) provided by
                 investing activities...........   (1,105,486,527)    134,770,281     (82,579,867)
                                                  ---------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock....................       (8,334,135)    (25,420,635)    (37,142,146)
  Proceeds from issuance of common stock........      107,625,683              --              --
  Proceeds from (repayments of) repurchase
     agreements, net............................      971,249,000     (87,818,000)     93,164,000
  Dividends paid................................      (14,463,360)    (12,039,107)    (10,852,162)
                                                  ---------------   -------------   -------------
               Net cash provided by (used in)
                 financing activities...........    1,056,077,188    (125,277,742)     45,169,692
                                                  ---------------   -------------   -------------
Net (decrease) increase in cash and cash
  equivalents...................................      (30,180,187)     23,393,099     (27,726,859)
Cash and cash equivalents, beginning of the
  period........................................       36,810,566      13,417,467      41,144,326
                                                  ---------------   -------------   -------------
Cash and cash equivalents, end of the period....  $     6,630,379   $  36,810,566   $  13,417,467
                                                  ===============   =============   =============
Supplemental disclosure:
Cash payments for interest......................  $    13,279,574   $  10,577,511   $   7,743,522
                                                  ===============   =============   =============

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

     FBR Asset is organized as a real estate investment trust ("REIT") whose primary purpose is to purchase mortgage-backed securities and make investments in debt and equity securities of companies engaged in real estate-related and other businesses. FBR Asset invests in mortgage loans and mortgage-backed securities, that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae"), or by private issuers that are secured by real estate (together the "Mortgage Assets"). FBR Asset also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, FBR Asset leverages its mortgage-backed security portfolio primarily with collateralized borrowings. FBR Asset uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

     FBR Asset is managed by Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), a subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group").

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  INVESTMENTS IN MORTGAGE-BACKED SECURITIES

     Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as "due to or due from custodian" in FBR Asset's Statement of Financial Condition.

     FBR Asset accounts for its investments in mortgage-backed securities as available-for-sale securities. FBR Asset does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on mortgage-backed securities transactions are determined on the specific identification method.

     Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

     The fair value of FBR Asset's mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts FBR Asset could realize in a current market transaction.

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

                        FBR ASSET INVESTMENT CORPORATION

  INVESTMENTS IN EQUITY SECURITIES

     Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing "bid" and "ask" price on the day of valuation. Investments which are not listed on a national securities exchange (or reported on the Nasdaq National Market) are carried at cost. FBR Management may use methods of valuing securities other than those described above if it believes the alternative method is preferable in determining the fair value of such securities.

     Consistent with the intention to have FBR Asset operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments that have a readily determinable fair value as available-for-sale.

     Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the ex-dividend date.

     Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities."

  NOTE RECEIVABLE

     Notes Receivable are carried at cost as the Company has the intent to hold such note receivables for the foreseeable future. Interest income is recognized using the effective interest method which recognizes any fees or costs related to the Note over its life. If it becomes probable the Company will not collect the scheduled payments on the Notes Receivable then the Note Receivable is considered impaired and written down to fair value if applicable.

  CASH AND CASH EQUIVALENTS

     All investments with original maturities of less than three months are cash equivalents. As of December 31, 2001, cash and cash equivalents consisted of $1.4 million of cash deposited in two commercial banks and $5.2 million in three separate domestic money market funds. As of December 31, 2000, cash and cash equivalents consisted of $2.1 million of cash deposited in two commercial banks and $34.7 million in two separate domestic money market funds. The carrying amount of cash equivalents approximates their fair value.

  COMPREHENSIVE INCOME

     Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity and changes in unrealized gains and losses related to the company's use of cash flow hedges. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the MBS and equity securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net income (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments and cash flow hedges that were not disposed of or impaired during the period.

                        FBR ASSET INVESTMENT CORPORATION

                                                          2001          2000           1999
                                                       -----------   -----------   ------------
Reclassification adjustment for (gains) losses from
  dispositions included in net income................  $(1,055,298)  $(2,220,998)  $     (1,313)
Reclassification adjustment for impairment loss
  recognized on equity securities included in net
  income.............................................      529,168     4,516,638     10,589,124
Unrealized holding (losses) gains arising during the
  period.............................................   16,429,078     9,938,028    (13,769,640)
                                                       -----------   -----------   ------------
Net adjustment to unrealized gains (losses) on
  Investments........................................  $15,902,948   $12,233,668   $ (3,181,829)
                                                       ===========   ===========   ============

  CREDIT RISK

     FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage-backed securities and notes receivable, such as the note from Prime Group Realty referred to in Note 5. In addition, many of FBR Asset's investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

     FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 2001 and 2000, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Asset's notes receivable are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

  LEVERAGE RISK

     At December 31, 2001, our outstanding indebtedness for borrowed money under repurchase agreements was 8.30 times the amount of our equity in the mortgage-backed securities, based on book values. FBR Management has the authority to increase or decrease our overall debt-to-equity ratio on our total portfolio at any time. At December 31, 2001, our total debt-to-equity ratio was
5.42 to 1. If we borrow more funds, the possibility that we would be unable to meet our debt obligations as they come due would increase. Financing assets through repurchase agreements exposes us to the risk that margin calls will be made and that we will not be able to meet those margin calls, which could result in the Company selling the mortgage-backed securities at a loss to cover the margin calls.

  CONCENTRATION RISK

     Equity and debt investments, such as Annaly Mortgage Management, Anworth Mortgage Asset Corporation, Capital Automotive REIT and Prime Group Realty may create exposure to issuers that are generally concentrated in the REIT industry and may even pursue similar investment strategies as the Company. These entities may hold non-investment grade securities and securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments could expose the Company to a higher degree of risk than is associated with more diversified investment grade or readily marketable securities, and may also enhance the under-performance risk of the Company's mortgage-backed securities strategy over time.

                        FBR ASSET INVESTMENT CORPORATION

  NET INCOME PER SHARE

     FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were dilutive for the periods presented.

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

  INCOME TAXES

     FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. During 2001, FBR asset acquired a registered broker-dealer from FBR Group called Pegasus Capital Corporation and also established two other taxable REIT subsidiaries. Pegasus participates in a fee-sharing arrangement with FBR (see Note 8 "Fee Income"). The payments Pegasus and the other taxable REIT subsidiaries receive will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. At December 31, 2001, FBR Asset had recorded $473,403 in income taxes payable from income received by Pegasus and a related taxable REIT subsidiary.

NOTE 3  MORTGAGE-BACKED SECURITIES

     The following tables summarize FBR Asset's mortgage-backed securities as of December 31, 2001 and 2000:

                                                                                 TOTAL MORTGAGE
                DECEMBER 31, 2001                  FREDDIE MAC     FANNIE MAE        ASSETS
                -----------------                  ------------   ------------   --------------
Mortgage-backed securities, available-for-sale,
  face...........................................  $482,782,231   $728,768,617   $1,211,550,848
Unamortized net premium..........................    10,631,657     14,753,461       25,385,118
                                                   ------------   ------------   --------------
Amortized cost...................................   493,413,888    743,522,078    1,236,935,966
Gross unrealized gains...........................     1,412,595      2,680,256        4,092,851
Gross unrealized losses..........................    (1,174,291)    (1,489,015)      (2,663,306)
                                                   ------------   ------------   --------------
Fair value.......................................  $493,652,192   $744,713,319   $1,238,365,511
                                                   ============   ============   ==============

                        FBR ASSET INVESTMENT CORPORATION

                                                                                    TOTAL MORTGAGE
           DECEMBER 31, 2000              FREDDIE MAC   FANNIE MAE    GINNIE MAE        ASSETS
           -----------------              -----------   -----------   -----------   --------------
Mortgage-backed securities,
  available-for-sale, face..............  $85,927,247   $58,134,867   $ 9,660,054    $153,722,168
Unamortized net premium.................      413,946       669,906       573,054       1,656,906
                                          -----------   -----------   -----------    ------------
Amortized cost..........................   86,341,193    58,804,773    10,233,108     155,379,074
Gross unrealized gains..................      138,622       424,165            --         562,787
Gross unrealized losses.................     (380,578)     (411,713)     (301,365)     (1,093,656)
                                          -----------   -----------   -----------    ------------
Fair value..............................  $86,099,237   $58,817,225   $ 9,931,743    $154,848,205
                                          ===========   ===========   ===========    ============

     During 2001, FBR Asset received proceeds of $98.2 million from the sale of mortgage-backed securities. The Company recorded $1.1 million in net realized gains related to these sales. For the year ended December 31, 2001 the weighted average coupon rate on mortgage-backed securities was 6.38% and the weighted average effective yield was 5.81%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was
4.37 years at December 31, 2001.

     During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00% and the weighted average effective yield was 6.68%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.20 years at December 31, 2000.

NOTE 4  EQUITY INVESTMENTS

     At December 31, 2001, FBR Asset's equity investments had an aggregate cost basis of $46.8 million, a fair value of $61.7 million, and unrealized gains of $14.9 million.

     At December 31, 2000, FBR Asset's equity investments had an aggregate cost basis of $28.3 million, fair value of $28.1 million, unrealized gains of $0.5 million and unrealized losses of $0.7 million.

                                        COST BASIS OF                      COST BASIS OF
                                        INVESTMENT AT     MARKET VALUE     INVESTMENT AT     MARKET VALUE
          EQUITY INVESTMENTS            DEC. 31, 2001   AT DEC. 31, 2001   DEC. 31, 2000   AT DEC. 31, 2000
          ------------------            -------------   ----------------   -------------   ----------------
Saxon Capital Acquisition Corp.(1)....   $ 9,300,000      $ 9,300,000       $        --      $        --
Capital Automotive REIT...............    12,835,604       18,301,087        23,298,100       23,068,463
Annaly Mortgage Management, Inc. .....     7,144,000       12,800,000                --               --
MCG Capital Corporation...............     9,934,375       11,125,000                --               --
Prime Retail, Inc., pfd...............            --               --         1,038,800          543,939
Resource Asset Investment Trust.......     3,704,181        5,616,573         3,704,181        4,245,164
Ecompass Service Corporation..........            --               --           286,931          252,624
Anworth Mortgage Asset Corporation....     3,890,625        4,550,000                --               --
                                         -----------      -----------       -----------      -----------
  Total...............................   $46,808,785      $61,692,660       $28,328,012      $28,110,190
                                         ===========      ===========       ===========      ===========

---------------
(1) Saxon Capital became a public corporation in January 2002. As of December 31, 2001 the investment is carried at cost

     During 2001, FBR Asset received proceeds of $14.2 million from the sale of equity securities. The Company recorded $2.8 million in net realized gains related to these sales. During 2000, FBR Asset received

                        FBR ASSET INVESTMENT CORPORATION
proceeds of $29.2 million from the sale of equity securities. The Company recorded $2.7 million in net realized gains related to these sales.

  WARRANTS

     FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2001, the market price of Kennedy-Wilson common stock was $4.24 per share.

NOTE 5  NOTES RECEIVABLE

     As of December 31, 2001, the Company had one secured note receivable outstanding. On March 30, 2001, the Company loaned $12 million to Prime Aurora L.L.C., a wholly-owned subsidiary of Prime Group Realty, L.P. The Prime Aurora loan originally bore interest at a rate of 12% per annum and was due on January 15, 2002. At December 31, 2001, the outstanding principal amount of the Prime Aurora loan was $8 million, and the note bore interest at a rate of 16% per annum.

     As of December 31, 2000, we had one secured note receivable outstanding from Prime Capital Funding I, LLC in the principal amount of $4 million. The note bore interest at a rate of 18% per annum. The note was restructured in late 2000 and paid off in full in February 2001.

NOTE 6  REPURCHASE AGREEMENTS

     FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by certain of FBR Asset's mortgage-backed securities classified as pledged as collateral on the balance sheet and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

     At December 31, 2001, FBR Asset had $1.1 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.87% as of the end of the period and a remaining weighted-average term to maturity of 15 days. At December 31, 2001, mortgage-backed securities pledged had an estimated fair value of approximately $1.19 billion. At December 31, 2001, FBR Asset had a current overall loan to value (repurchase agreements divided by pledged mortgage-backed securities) of 93%. At December 31, 2001, the repurchase agreements had remaining maturities of between 1 and 36 days. For the year ended December 31, 2001 the weighted average borrowing rate was 3.16% and the weighted average repurchase agreement balance was $463.0 million.

     At December 31, 2000, FBR Asset had $133.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.57% as of the end of the period and a remaining weighted-average term to maturity of 16 days. At December 31, 2000, mortgage-backed securities pledged had an estimated fair value of $144.9 million. At December 31, 2000, FBR Asset had a current overall loan to value of 92%. At December 31, 2000, the repurchase agreements had remaining maturities of between 2 and 33 days. For the year ended December 31, 2000 the weighted average borrowing rate was 6.33% and the weighted average repurchase agreement balance was $172.3 million. Financing assets through repurchase agreements exposes us to the risk that margin calls will be made (when the loan to value increases above the lenders limit) and that we will not be able to meet those margin calls. To meet margin calls the Company may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses.

NOTE 7  INTEREST RATE SWAPS

     FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a variable

                        FBR ASSET INVESTMENT CORPORATION
interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes.

     At December 31, 2001, FBR Asset was party to an interest rate swap agreement that matures on July 27, 2004, and has a notional amount of $50 million and a fair value of ($1.2 million). Under this agreement the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR, which was 2.28% at December 31, 2001. At December 31, 2000, FBR Asset was party to an interest rate swap agreement that matured on June 1, 2001, and had a notional amount of $50 million and a fair value of $134,949. Under this agreement the Company paid a fixed interest rate of 5.96% on the notional amount and received a variable rate calculated based on the three-month LIBOR, which was 6.69% at December 31, 2000.

     During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 was effective for the Company beginning January 1, 2001.

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

     As previously discussed, the Company uses interest rate swaps to hedge the variability in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swaps held during 2001 were effective hedges under FAS 133 and as a result the interest rate swaps are carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

NOTE 8  FEE INCOME

     The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation ("Pegasus") entered into an agreement in August 2001 with Friedman, Billings, Ramsey & Co., Inc. ("FBR") regarding the Company's extension of credit to or investment in entities that are or may be FBR's investment banking clients. In circumstances where FBR determines that a commitment by the Company to make a loan to or investment in an entity (each an "investment opportunity") would facilitate a possible investment banking

                        FBR ASSET INVESTMENT CORPORATION
transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company's President and Chief Operating Officer and Eric F. Billings, the Company's Chairman and Chief Executive Officer, reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR, and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of the Company's Board of Directors (comprised of the Company's three independent directors), which requires the affirmative vote of at least two of the Company's independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment baking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement. The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company's shareholders. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR from three investment banking transactions and one unfunded commitment. Fees are recognized when the related investment banking transaction is completed.

NOTE 9  SHAREHOLDERS' EQUITY

     On August 2, 2001, the Company completed a follow-on offering of 4,500,000 shares of common stock at a price of $23.00 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. and the co-manager was Stifel, Nicolaus & Company. The proceeds after expenses to the company were $97.1 million.

     The Company has declared the following dividends.

YEAR                                                           PER SHARE
----                                                           ---------
2001........................................................     $3.30
2000........................................................     $2.95
1999........................................................     $1.61

     The Company has repurchased the following shares of common stock.

                                                                             AVERAGE PRICE
YEAR                                                SHARES        COST         PER SHARE
----                                               ---------   -----------   -------------
2001.............................................    411,900   $ 8,334,135      $20.23
2000.............................................  1,921,909   $25,420,635      $13.23
1999.............................................  2,737,191   $37,142,146      $13.57

     Under the Company's stock option plan, the Company may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of eight to ten years. As of December 31, 2001, 15,000 options were outstanding under the stock option plan, and 10,000 options were available for future grant.

     On December 20, 2001, FBR Management exercised options with respect to 400,000 shares of the Company's common stock at the $20 per share exercise price, which left FBR Management with unexercised options to purchase 415,805 shares of the Company's common stock at December 31, 2001.

     As of December 31, 2001, 481,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and have an exercise price of $20 per share. As a result, 123,120 shares were

                        FBR ASSET INVESTMENT CORPORATION
included to calculate diluted earnings per share for the year ended December 31, 2001. None of the stock options were dilutive for the years ended December 31, 2000 or 1999. Details of stock options granted, forfeited, and exercised are as follows:

                                                           NUMBER OF
                                                            SHARES     EXERCISE PRICE
                                                           ---------   ---------------
Balance as of December 31, 1998..........................  1,021,900       $20.00
Granted in 1999..........................................         --         --
Forfeitures in 1999 upon departure of employees..........         --         --
                                                           ---------   ---------------
Balance as of December 31, 1999..........................  1,021,900       $20.00
Granted in 2000..........................................         --         --
Forfeitures in 2000 upon departure of employees..........         --         --
                                                           ---------   ---------------
Balance as of December 31, 2000..........................  1,021,900       $20.00
Granted in 2001..........................................     15,000       $15.00
Forfeitures in 2001 upon departure of employees..........    (25,000)      $20.00
Exercised in 2001........................................   (530,000)  $15.00 - $20.00
                                                           ---------   ---------------
Balance as of December 31, 2001..........................    481,900       $20.00
                                                           ---------   ---------------

     On December 24, 2001 the Company's Board of Directors approved awards of a total of 14,000 shares of the Company's common stock under its stock incentive plan to employees of FBR Management who provide services to the Company. These awards are subject to approval by the Company's shareholders and an increase in the number of shares available for issuance under the stock incentive plan. Compensation expense will be recognized once the shares are approved, based on the fair value on the date of shareholders approval. The compensation expense will be recognized over the vesting schedule of 25% on the first anniversary of the date of grant, 25% on the second anniversary and 50% on the third anniversary.

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, the Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of the Company's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, the Company does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to the Company's net income or basic and diluted net income per share as reported in the statement of income for the years ended December 31, 2001, 2000, and 1999.

NOTE 10  MANAGEMENT AND PERFORMANCE FEES

     The Company has a management agreement with FBR Management, expiring on December 17, 2002. FBR Management performs portfolio management services on behalf of the Company. These services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of information and submission of reports pertaining to the Company's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company's portfolio of assets.

     FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and, (2) 0.75 percent per annum (adjusted to reflect a quarterly

                        FBR ASSET INVESTMENT CORPORATION
period) of the remainder of the average book value of the mortgage assets of the Company during each calendar quarter.

     FBR Management is also entitled to receive incentive compensation based on the performance of the Company. On December 31, 1998, and each calendar quarter thereafter, FBR Management is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of the Company, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $1.7 million in incentive fees during 2001. No incentive fees were earned during 2000 or 1999.

     FBR Management has engaged Fixed Income Advisory Company, Inc. ("FIDAC") to manage the Company's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC.

     The following table summarizes the Company's management and incentive fee expense:

                    YEAR                       MANAGEMENT FEES   INCENTIVE FEES     TOTALS
                    ----                       ---------------   --------------   ----------
1999.........................................    $1,329,063      $        --      $1,329,063
2000.........................................    $1,078,713      $        --      $1,078,713
2001.........................................    $1,842,296      $ 1,652,061      $3,494,357

     In December 1997, FBR Management received options to purchase 1,021,900 shares of our common stock at $20 per share. The estimated value of these options at the time of grant was $909,492 based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. the Company has fully amortized the value of these options. FBR Management previously transferred 51,095 of its options to its former sub-manager. FBR Management agreed to the rescission of options to purchase 155,000 shares in connection with the establishment of the Company's stock incentive plan.

NOTE 11  RELATED PARTIES

     As of December 31, 2001, Friedman, Billings, Ramsey Group, Inc. and it's affiliated entities ("FBR Group") owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company. As of December 31, 2000, these same entities owned 1,344,086 or 34.60% of the outstanding common stock of the Company. FBR Group is the parent company of FBR Management and FBR.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          FBR ASSET INVESTMENT CORPORATION
                                            (Registrant)

                                          By:     /s/ ERIC F. BILLINGS
                                            ------------------------------------
                                                      Eric F. Billings
                                             Chairman, Chief Executive Officer,
                                                         and Director
                                               (Principal Executive Officer)

                                          By:    /s/ KURT R. HARRINGTON
                                            ------------------------------------
                                                     Kurt R. Harrington
                                             Chief Financial Officer, Treasurer
                                                        and Principal
                                              Financial and Accounting Officer

Date: March 29, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
               /s/ ERIC F. BILLINGS                      Chairman, Chief Executive        March 29, 2002
 ------------------------------------------------          Officer, and Director
                 Eric F. Billings                      (Principal Executive Officer)


             /s/ EMANUEL J. FRIEDMAN                              Director                March 29, 2002
 ------------------------------------------------
               Emanuel J. Friedman


              /s/ PETER A. GALLAGHER                              Director                March 29, 2002
 ------------------------------------------------
                Peter A. Gallagher


              /s/ RUSSELL C. LINDNER                              Director                March 29, 2002
 ------------------------------------------------
                Russell C. Lindner


              /s/ STEPHEN D. HARLAN                               Director                March 29, 2002
 ------------------------------------------------
                Stephen D. Harlan

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 3.01     Registrant's Articles of Incorporation.*
 3.02     Registrant's bylaws.*
 4.01     Form of Specimen Certificate for Registrant's Common Stock.*
 4.02     Form of Senior Indenture.*****
 4.03     Form of Senior Debt Security.*****
 4.04     Form of Subordinated Indenture.*****
 4.05     Form of Subordinated Debt Security.*****
10.01     Management Agreement, dated December 17, 1997, by and
          between the Company and Friedman, Billings, Ramsey
          Investment Management, Inc.*
10.02     Agreement to Extend and Amend Management Agreement, dated
          December 17, 1999, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.**
10.03     Agreement to Extend and Amend Management Agreement, dated
          December 17, 2000, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.***
10.04     Agreement to Extend and Amend Management Agreement dated
          December 17, 2001, by and between the Company and Friedman,
          Billings, Ramsey Investment Management, Inc.*****
10.05     License Agreement, dated December 17, 1997, by and between the Company and Friedman, Billings, Ramsey Group, Inc.*
10.06     Stock Option Agreement, dated December 17, 1997, by and
          between the Company and Friedman, Billings, Ramsey
          Investment Management, Inc.*
10.07     Sub-Management Agreement, dated February 14, 2000, by and
          between Friedman, Billings, Ramsey Investment Management,
          Inc. and Fixed Income Discount Advisory Company, Inc.**
10.08     Stock Incentive Plan.*
10.09     Letter Agreement, dated July 9, 2001, by and among FBR, FBR
          Asset and Pegasus.****
13.01     Annual Report to Shareholders for the Year ended December
          31, 2001.
21.01     List of Subsidiaries of the Registrant.*****
99.01     Risks of Investing in the Registrant.
99.02     Representation Pursuant to Temporary Note 3T to Article 3 of
          Regulation S-X.

---------------

* Filed with the SEC as part of the Company's Registration Statement on Form S-11, as amended, Registration No. 333-67343.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on April 2, 2001.

**** Filed as an exhibit to FBR Asset's Registration Statement on Form S-11, as amended, Registration No. 333-63344.

***** Filed as an exhibit to FBR Asset's Registration Statement on Form S-3, as amended, Registration No. 333-75408.