Form 10-Q
period 2002-03-31
FBR ASSET INVESTMENT CORP/VA
filed 2002-05-15
CIK 1073208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 1-15049

FBR ASSET INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other Jurisdiction of Incorporation or Organization)	54-1873198 (I.R.S. employer identification no.)

Potomac Tower

1001 Nineteenth Street North
Arlington, Virginia 22209
(Address of principal executive offices)
(zip code)

(703) 469-1000

(Registrant’s telephone number
including area code)

N/A

(former name)

      Indicate by checkmark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

      As of May 13, 2002, the latest practicable date, there were 19,038,332 shares of FBR Asset Investment Corporation’s common stock outstanding.

FBR ASSET INVESTMENT CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes	1
	Consolidated Statements of Financial Condition as of March 31, 2002 (unaudited) and December 31, 2001	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2002 (unaudited), and the Year Ended December 31, 2001.	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURE		17

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS AND NOTES

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Financial Condition
as of March 31, 2002 (unaudited) and December 31, 2001

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS
Mortgage-backed securities, at fair value	$2,621,313,602	$1,238,365,511
Cash and cash equivalents	13,388,034	6,630,379
Investments in equity securities, at fair value	52,323,836	61,692,660
Notes receivable	3,000,000	8,000,000
Interest, dividends and fees receivable	16,781,577	10,241,837
Prepaid expenses and other	240,315	194,831

Total assets	$2,707,047,364	$1,325,125,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,338,032,000	$1,105,145,000
Interest-rate swap	971,563	1,159,167
Interest payable	3,003,090	2,177,892
Dividends payable	18,082,915	10,645,659
Management and incentive fees payable	2,227,084	1,117,458
Accounts payable and accrued expenses	357,904	505,549
Income taxes payable	528,022	473,403
Other	10,655	35,544

Total liabilities	2,363,213,233	1,121,259,672

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 14,438,332 and 8,502,527 shares issued as of March 31, 2002, and December 31, 2001, respectively	144,383	85,025
Additional paid-in capital	353,666,151	206,916,930
Accumulated other comprehensive income	8,475,786	15,154,257
Retained deficit	(18,452,189)	(18,290,666)

Total shareholders’ equity	343,834,131	203,865,546

Total liabilities and shareholders’ equity	$2,707,047,364	$1,325,125,218

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Income for the Three Months
Ended March 31, 2002 and 2001 (unaudited)

	Three Months Ended March 31,

	2002	2001

	(unaudited)	(unaudited)
Revenue:
Interest	$19,583,024	$2,979,453
Dividends	537,500	200,067
Fees	288,342	—

Total income	20,408,866	3,179,520

Expenses:
Interest	6,634,688	1,903,944
Management and incentive fees	2,847,273	332,975
Professional fees & other	183,195	249,941

Total expenses	9,665,156	2,486,860

Realized gain(loss) on sale of equity securities, net	7,214,801	(19,975)
Recognized loss on available-for–sale equity securities	—	(544,880)

Net income before taxes	17,958,511	127,805

Income tax provision	(54,619)	—

Net income	$17,903,892	$127,805

Basic earnings per share	$1.46	$0.04

Diluted earnings per share	$1.46	$0.03

Basic weighted-average common and equivalent shares	12,268,476	3,614,998

Diluted weighted-average common and equivalent shares	12,289,238	3,663,231

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2002 (unaudited),
and the Year Ended December 31, 2001

				Accumulated
				Other
		Additional	Retained	Comprehensive		Comprehensive
	Common	Paid in	Earnings	Income		Income
	Stock	Capital	(Deficit)	(Loss)	Total	(Loss)

Balance, December 31, 2000	$38,844	$107,529,063	$(19,978,632)	$(748,691)	$86,840,584
Issuance of common stock	50,300	107,575,383	—	—	107,625,683
Repurchase of common stock	(4,119)	(8,330,016)	—	—	(8,334,135)
Options granted	—	142,500	—	—	142,500
Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income:
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	59,358	146,749,221		—	146,808,579
Net income	—	—	17,903,892	—	17,903,892	$17,903,892
Other comprehensive income:
Reclassification adjustment for gains from disposition included in net income	—	—	—	(2,515,337)	(2,515,337)	(2,515,337)
Change in unrealized gain(loss) on available-for sale securities	—	—	—	(4,350,738)	(4,350,738)	(4,350,738)
Change in unrealized loss on cash flow hedge	—	—	—	187,604	187,604	187,604
Dividends	—	—	(18,065,415)	—	(18,065,415)	—

Balance, March 31, 2002	$144,383	$353,666,151	$(18,452,189)	$8,475,786	$343,834,131	$11,225,421

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2002 and 2001 (unaudited)

	Three Months Ended March 31,

	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$17,903,892	$127,805
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and recognized gains(loss) on mortgage-backed and equity securities, net	(7,214,801)	564,855
Compensation expense related to stock option grants	—	142,500
Premium amortization on mortgage-backed securities	3,792,485	226,814
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(6,539,740)	782,457
Prepaid expenses and other	(45,484)	86,395
Management fees payable	1,109,626	117,100
Accounts payable and accrued expenses	(147,645)	(116,086)
Interest payable	825,198	293,032
Income taxes payable	54,619	—
Other liabilities	(24,889)	(56,105)

Net cash provided by operating activities	9,713,261	2,168,767

Cash flows from investing activities:
Purchase of mortgage-backed securities	(1,541,643,389)	—
Investments in equity securities	(4,650,000)	(7,144,000)
Investments in notes receivable	(9,804,000)	(12,000,000)
Repayment of notes receivable	14,804,000	4,000,000
Proceeds from sale of equity securities	22,461,505	266,956
Receipt of principal payments on mortgage-backed securities	146,808,858	6,859,866

Net cash used in investing activities	(1,372,023,026)	(8,017,178)

Cash flows from financing activities:
Repurchase of common stock	—	(8,334,135)
Proceeds from issuance of common stock	146,808,579	—
Proceeds from (repayments of) repurchase agreements, net	1,232,887,000	(7,939,000)
Dividends paid	(10,628,159)	(3,778,366)

Net cash provided by (used in) financing activities	1,369,067,420	(20,051,501)

Net increase (decrease) in cash and cash equivalents	6,757,655	(25,899,912)
Cash and cash equivalents, beginning of the period	6,630,379	36,810,566

Cash and cash equivalents, end of the period	$13,388,034	$10,910,654

Supplemental disclosure:
Cash payments for interest	$5,809,490	$1,610,912

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

      The financial statements of FBR Asset Investment Corporation (“FBR Asset” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

NOTE 2. Investments in Mortgage-Backed Securities

      For the three months ended March 31, 2002 and 2001, the weighted average coupon rate on the Company’s mortgage-backed securities was 5.92% and 6.92%, respectively.

      The following table summarizes the Company’s mortgage-backed securities:

Total Mortgage Assets	March 31, 2002	December 31, 2001

Mortgage-backed securities, available-for-sale, principal	$2,578,055,829	$1,211,550,848
Unamortized net premium	49,922,179	25,385,118

Amortized cost	2,627,978,008	1,236,935,966
Gross unrealized gains	2,488,291	4,092,851
Gross unrealized losses	(9,152,697)	(2,663,306)

Estimated fair value	$2,621,313,602	$1,238,365,511

      As of March 31, 2002 and December 31, 2001, $2.4 billion and $1.2 billion of the mortgage-backed securities were pledged as collateral for the repurchase agreements.

NOTE 3. Equity Investments

      At March 31, 2002, FBR Asset’s equity investments had an aggregate cost basis of $36.2 million, a fair value of $52.3 million, and unrealized gains of $16.1 million. At December 31, 2001, FBR Asset’s equity investments had an aggregate cost basis of $46.8 million, fair value of $61.7 million and unrealized gains of $14.9 million.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2002			December 31, 2001

Equity Investments	Shares	Cost Basis	Market Value	Shares	Cost Basis	Market Value

Annaly Mortgage Management, Inc.	530,000	$4,732,900	$8,999,400	800,000	$7,144,000	$12,800,000
Anworth Mortgage Asset Corporation	500,000	3,890,625	4,775,000	500,000	3,890,625	4,550,000
Capital Automotive REIT	N/A	–	–	920,115	12,835,604	18,301,087
MCG Capital Corporation	625,000	9,934,375	12,186,250	625,000	9,934,375	11,125,000
Oxford Financial Corp. (1)	500,000	4,650,000	4,650,000	N/A	–	–
Resource Asset Investment Trust	344,575	3,704,181	6,943,186	344,575	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (2)	1,000,000	9,300,000	14,770,000	1,000,000	9,300,000	9,300,000

Total		$36,212,081	$52,323,836		$46,808,785	$61,692,660

(1)	Oxford Financial shares are not currently registered for public trading. As of March 31, 2002, the investment was carried at cost

(2)	Saxon Capital shares became registered and publicly-traded in January 2002. As of December 31, 2001, the investment was carried at cost

NOTE 4. Repurchase Agreements

      At March 31, 2002, the Company had $2.3 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.87% as of the end of the period and a remaining weighted-average term to maturity of 40 days. For the three months ended March 31, 2002, the weighted average borrowing rate was 1.88% and the weighted average repurchase agreement balance was $1.3 billion. For the three months ended March 31, 2001, the weighted average borrowing rate was 5.90% and the weighted average repurchase agreement balance was $130.9 million.

NOTE 5. Interest-rate Swaps

      At March 31, 2002, FBR Asset was party to an interest-rate swap agreement that matures on July 27, 2004 and has a notional amount of $50.0 million. The fair value of the interest-rate swap agreement was $(1.0) million at March 31, 2002, and $(1.2) million at December 31, 2001. Under this agreement the Company will pay a fixed interest-rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR, which was 2.03% at March 31, 2002.

NOTE 6. Notes Receivable

      On March 30, 2001, the Company loaned $12 million to Prime Aurora, L.L.C., a wholly-owned subsidiary of Prime Group Realty, L.P, which is an affiliate of Prime Group, Inc. The loan originally bore interest at a rate of 12% per annum. The Company has amended the loan agreement with Prime Aurora and extended the Company’s maturity date seven times since the loan’s original maturity date in exchange for extension fees, interest-rate increases and various other concessions. Prime Aurora has repaid $9 million of the loan to date, and the remaining $3 million that remains outstanding becomes due and payable in full, together with any accrued but unpaid interest, fees and other amounts payable under the loan agreement, on May 31, 2002. The current interest rate on the loan is 28% per annum. The loan is fully secured by a first priority mortgage lien on 47.91 acres of unimproved land in the “Prime Aurora Business Park” in Aurora, Illinois and 36.33 acres of unimproved land in Dekalb County, Illinois. The loan is subject to an unconditional guarantee by Prime Group Realty, L.P.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. Income Taxes

      FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset’s results or financial condition. Furthermore, because FBR Asset’s investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset’s qualification as a REIT. During 2001, FBR asset acquired a registered broker-dealer from FBR Group called Pegasus Capital Corporation. In addition, FBR Asset established two other taxable REIT subsidiaries. The income Pegasus Capital Corporation and the other taxable REIT subsidiaries earn will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. During the three months ended March 31, 2002, FBR Asset recorded $54,619 of income tax provision from income attributable to the taxable REIT subsidiaries.

NOTE 8. Shareholders’ Equity

      On January 28, 2002, the Company completed a follow-on offering of 5,520,000 shares (including over-allotment option) of common stock at a price of $26.50 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. The proceeds after expenses to the company were $138.5 million.

      On March 14, 2002 the board declared a cash dividend of $1.25 per share payable April 15, 2002, to shareholders of record as of March 28, 2002.

      As of March 31, 2002 and December 31, 2001, 66,095 and 481,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and an exercise price of $20 per share. As a result, 20,762 shares were included during the quarter ended March 31, 2002 to calculate diluted earnings per share. As of March 31, 2002, 10,000 options were available for future grant.

      On February 14, 2002, a subsidiary of Friedman Billings Ramsey Group, Inc. (“FBR Group”) exercised its remaining options to purchase 415,805 shares of FBR Asset common stock for $8.3 million, or $20 per share. FBR Group also advised FBR Asset that it has no current intention to sell any of the shares acquired via option exercises or any of its other shares held for investment purposes.

NOTE 9. Subsequent Events

      On April 3, 2002, the Company completed a follow-on offering of 4,600,000 shares (including over-allotment option) of common stock at a price of $27.90 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. Friedman, Billings, Ramsey & Co., Inc. earned approximately $2.8 million in underwriting fees in the offering. The net proceeds after expenses to the company were $121.7 million.

      On April 10, 2002, the Company began trading on the New York Stock Exchange (NYSE) under the symbol “FB”.

NOTE 10. Related Party Transactions

      The Company has a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. (“FBRIM”), expiring on December 17, 2002. FBRIM performs portfolio management services on behalf of the Company. These services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of information, and submission of reports pertaining to the Company’s assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of the Company’s portfolio of assets.

      FBRIM is entitled to a quarterly “base” management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company’s invested assets during each calendar quarter. The

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded $1.1 million in management fees during the first quarter of 2002 and $1.8 million for the year ended December 31, 2001.

      FBRIM is also entitled to receive incentive compensation based on the performance of the Company. FBRIM is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBRIM is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $1.7 million in incentive fees during the first quarter of 2002. The Company recorded $1.7 million in incentive fees for 2001.

      FBRIM has engaged Fixed Income Discount Advisory Company, Inc. (“FIDAC”) to manage the Company’s mortgage asset investment program (the “Mortgage Portfolio”) as a sub-adviser. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. On March 22, 2002, FBRIM notified FIDAC that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on FBRIM’s determination, after consultation with the Company’s Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement will end in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBRIM have agreed to a reduction of the management fee that the Company will be required to pay FBRIM under the management agreement from 0.25% to 0.20% per annum of the average book value of the Company’s Mortgage Portfolio during each calendar quarter.

      As of March 31, 2002, FBR Group, through various subsidiaries and affiliates, owned 2,723,291 shares or 18.86% of the outstanding common stock of the Company. As of December 31, 2001, FBR Group, through various subsidiaries and affiliates, owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company.

      The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) entered into an agreement in August 2001 with Friedman, Billings, Ramsey & Co., Inc. (“FBR”) regarding the Company’s extension of credit to or investment in entities that are or may be FBR’s investment banking clients. During the first three months of 2002, pursuant to this agreement, the Company earned $0.3 million in fees from FBR from one investment banking transaction. Fees are recognized when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR from three investment banking transactions and one unfunded commitment.

      FBR served as lead underwriter with respect to a follow-on public offering by the Company of 5,520,000 shares (including over-allotment option) of common stock that was completed on January 28, 2002. FBR earned approximately $4.0 million in underwriting fees in the offering. See Note 8. Shareholders’ Equity.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, without limitation, statements containing the words “believes,” “plans,” “anticipates,” “expects” and words of similar meaning. Such forward-looking statements related to future events and the future financial performance of the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, or performance and achievements of the Company, to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company has filed certain of these risk factors as Exhibit 99.01 to its Annual Report on Form 10-K for the year ended December 31, 2001. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

Overview

      The Company has invested, and intends to continue investing, in whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, mortgage loans, mortgage-backed securities, real property, and joint ventures formed to own real property. The Company invests in some of these assets indirectly through its investments in and loans made to REITs and other companies.

      In addition, subject to maintaining its REIT qualification, the Company invests from time to time in non-real estate related assets, including but not limited to, purchasing equity securities of and making secured, mezzanine and other loans to companies that are not involved primarily in the real estate business or in a real estate-related business.

Results of Operations

     Net Income

      The Company had net income for the three months ended March 31, 2002, of $17.9 million, or $1.46 per basic and diluted share, compared to $127,805, or $0.04 per basic share and $0.03 per diluted share for the corresponding period in 2001. The increase is primarily due to a wider net interest-rate spread on the larger base of mortgage-backed securities and realized gains on the sale of equity securities.

      For the three months ended March 31, 2002, the weighted average annual yield on the Company’s mortgage-backed securities was 5.00%. As of March 31, 2002, the Company had investments in 113 mortgage-backed securities. For the three months ended March 31, 2001, the weighted average annual yield on the Company’s mortgage-backed securities was 6.38%. As of March 31, 2001, the Company had investments in 37 mortgage-backed securities.

      The Company’s interest and dividend income increased to $20.1 million for the three months ended March 31, 2002, from $3.2 million for the three months ended March 31, 2001. The increase is primarily related to interest income received from the Company’s mortgage-backed securities portfolio. For the three months ended March 31, 2002, the weighted average annual yield on the Company’s equity investments and promissory notes was 11.79%, compared to 4.55% for the three months ended March 31, 2001.

      For the three months ended March 31, 2002, fee income from one investment banking transaction was $0.3 million.

      The Company incurred interest expense of $6.6 million for the three months ended March 31, 2002. This represents 68.7% of the total expenses for the period. The Company incurred interest expense of $1.9 million for the three months ended March 31, 2001, representing 76.6% of the total expenses for that period. The $4.7 million increase in interest expense reflects the ninefold increase in weighted average borrowings under repurchase agreements to $1.3 billion from $130.9 million; partially, offset by a reduction in our average borrowing rate from 5.90% to 1.88%.

      Management fees paid or accrued for the three months ended March 31, 2002, were $1.1 million compared to $204,898 for the three months ended March 31, 2001. In addition, during the three months ended March 31, 2002, the Company recorded as an expense $1.7 million of incentive fees, based on the performance of the Company over the preceding 12-month period, compared to $128,077 for the three months ended March 31, 2001.

      Professional fees and other expenses consist primarily of director, legal and accounting fees. Professional fees and other expenses were $183,195 for the three months ended March 31, 2002, compared to $249,941 for the three months ended March 31, 2001.

Mortgage-backed Securities

      The mortgage-backed securities owned at March 31, 2002 and December 31, 2001 are summarized below:

March 31, 2002
				Weighted	Expected	Relevant
			Nominal	Average Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

FLOATING RATE CMOs(4)	$66,568,505	$67,676,856	2.16%	8.78	0.83	19.20CPR
HYBRID ARMS	2,260,442,922	2,298,615,012	4.94%	3.75	1.63	23.25CPR
FIXED RATE SECURITIES	251,044,402	255,021,734	6.35%	4.58	3.66	13.18CPR

Mortgage Portfolio Total(1)	$2,578,055,829	$2,621,313,602	5.00%	3.96	1.81	22.15CPR

December 31, 2001
				Weighted	Expected	Relevant
			Nominal	Average Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

FLOATING RATE CMOs(4)	$176,421,204	$180,143,735	3.34%	5.86	1.21	43.14CPR
HYBRID ARMS	785,648,800	805,192,368	4.90%	3.72	2.40	40.12CPR
FIXED RATE SECURITIES	249,480,844	253,029,408	6.51%	5.33	2.77	17.62CPR

Mortgage Portfolio Total(1)	$1,211,550,848	$1,238,365,511	5.01%	4.37	2.30	35.93CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

(3)	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis.

(4)	CMOs are Collateralized Mortgage Obligations.

Repurchase Agreements

      To date, the Company’s debt has consisted solely of borrowings collateralized by a pledge of the Company’s mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest-rates consistent with the Company’s financing objectives.

      The Company had $2.3 billion outstanding under repurchase agreements with several financial institutions on March 31, 2002. The Company had $1.1 billion outstanding under repurchase agreements on December 31, 2001. At March 31, 2002, the debt-to-equity ratio, based on book values, of our portfolio of mortgage-backed securities was 8.06 to 1.

      At March 31, 2002, the weighted average remaining maturity of the Company’s borrowings was 40 days and had a weighted average cost of funds on outstanding borrowings of 1.87%.

Capital Resources and Liquidity

      Liquidity is a measurement of the Company’s ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. The primary sources of funds for liquidity consist of repurchase agreements, principal and interest payments on mortgage-backed securities, dividends on equity securities, and proceeds from sales of those securities. To date, proceeds from the issuance of common stock and repurchase agreements have provided the Company with sufficient funding for its investment needs. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common stock, preferred stock or debt. The Company believes that its existing cash balances, borrowing capacity through margin accounts and borrowing capacity under collateralized repurchase agreements will be sufficient to meet its investment objectives and fund operating expenses. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company’s needs ever exceed these sources of liquidity, management believes the Company’s mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

      For the three months ended March 31, 2002, the Company’s operating activities resulted in net cash flows of $9.7 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable, fee income, and dividends. For the three months ended March 31, 2001, the Company’s operating activities provided net cash flows of $2.2 million.

      For the three months ended March 31, 2002, the Company’s investing activities resulted in net cash used of $1.4 billion compared to net cash used by investing activities for the three months ended March 31, 2001, of $8.0 million. The change is primarily attributable to purchases of mortgage-backed securities during the first quarter of 2002.

      For the three months ended March 31, 2002, net cash provided in the Company’s financing activities was $1.4 billion compared to net cash used for the three months ended March 31, 2001, of $20.1 million. The increase in cash from financing activities is primarily attributable to an increase in borrowings under repurchase agreements used to fund mortgage-backed securities purchases and proceeds from the Company’s January 2002 follow-on common stock offering.

Equity Securities

      The value of the equity securities in the Company’s portfolio had a cost basis of $36.2 million compared to a market value of $52.3 million as of March 31, 2002. As of December 31, 2001, the value of the equity securities in the Company’s portfolio had an adjusted cost basis of $46.8 million compared to a market value of $61.7 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent they are deemed to be other than temporary. If the Company determines that declines are other than temporary, it records a charge against income for the difference between an investment’s cost basis and its market value.

FBR ASSET INVESTMENT CORPORATION

Summary of Investments and Cash and Cash Equivalents
The following table summarizes FBR Asset’s investments as of March 31, 2002, and December 31, 2001.

	As of March 31, 2002				As of December 31, 2001

	Shares	Percent	Cost of		Shares	Percent	Cost of
	Owned	Ownership	Investment	Market Value	Owned	Ownership(3)	Investment	Market Value

Mortgage-Backed Securities	N/A	N/A	$2,627,978,008	$2,621,313,602	N/A	N/A	$1,236,935,966	$1,238,365,511

Equity Investments(1)(2)
Annaly Mortgage Management, Inc. (NLY)	530,000	0.66%	4,732,900	8,999,400	800,000	1.36%	7,144,000	12,800,000
Anworth Mortgage Asset Corporation (ANH)	500,000	4.24%	3,890,625	4,775,000	500,000	4.50%	3,890,625	4,550,000
Capital Automotive REIT (CARS)	–	–	–	–	920,115	3.54%	12,835,604	18,301,087
MCG Capital Corporation (MCGC)	625,000	2.21%	9,934,375	12,186,250	625,000	2.21%	9,934,375	11,125,000
Oxford Finance Corp. (4)	500,000	9.62%	4,650,000	4,650,000	–	–	–	–
Resource Asset Investment Trust (RAS)	344,575	2.09%	3,704,181	6,943,186	344,575	2.77%	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (SAXN)	1,000,000	3.57%	9,300,000	14,770,000	1,000,000	3.57%	9,300,000	9,300,000

Total Equity Investments	3,499,575		36,212,081	52,323,836	4,189,690		46,808,785	61,692,660
Promissory Notes(2)
Prime Group Realty, L.P.	N/A	N/A	3,000,000	3,000,000	N/A	N/A	8,000,000	8,000,000

Total Promissory Notes	N/A	N/A	3,000,000	3,000,000	N/A	N/A	8,000,000	8,000,000

Cash and Cash Equivalents	N/A	N/A	13,388,034	13,388,034	N/A	N/A	6,630,379	6,630,379

Total Investments and Cash and Cash Equivalents	N/A	N/A	$2,680,578,123	$2,690,025,472	N/A	N/A	$1,298,375,130	$1,314,688,550

(1)	The symbols in parentheses next to the company names are the symbols of those companies on Nasdaq or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC’s website, www.sec.gov.

(2)	FBR has underwritten or privately placed securities of these companies or their affiliates.

(3)	Based on the most recent publicly available information

(4)	Oxford is a private corporation

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest-rates, a change in the volatility of interest-rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. None of these investments is held for trading purposes.

Interest-rate Risk

      The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest-rate sensitive financial instruments. The Company is exposed to interest-rate risk that fluctuates based on changes in the level or volatility of interest-rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to interest-rate risk primarily through the use of interest-rate swaps.

      The Company’s primary risk is related to changes in both short and long term interest-rates, which affect the company in several ways. As interest-rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest-rates is beneficial to the market value of the Company’s swap position as the cash flows from the floating rate portion increase under this scenario. The reverse is true for mortgage-backed securities and the swap if interest-rates decline.

      The Company records its interest-rate swap agreements at fair value. The differential between amounts paid and received under the swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of a swap agreement, a gain or loss is recorded and the company receives or makes a payment based on the fair value of the swap agreement.

      The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities and interest-rate swaps under several interest-rate “shocks.” Interest-rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

      Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at 3/31/02.” Actual results could differ significantly from these estimates.

      The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest-rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest-rate conditions.

		Value at		Value at
		March 31, 2002		March 31, 2002
		with 100 basis		with 100 basis
	Value at	point increase	Percent	point decrease	Percent
	March 31, 2002(1)	in interest-rates	Change	in interest-rates	Change

Assets
Mortgage-backed securities	$2,621,313,602	$2,582,773,602	(1.47)%	$2,644,747,602	0.89%
Other	85,733,762	85,733,762		85,733,762

Total Assets	$2,707,047,364	$2,668,507,364	(1.42)%	$2,730,481,364	0.87%

Liabilities
Interest-rate swap	$971,563	$(88,222)	109.08%	$2,061,807	(112.22)%
Other	2,362,241,670	2,362,241,670		2,362,241,670

Total Liabilities	2,363,213,233	2,362,153,448	0.04%	2,364,303,477	(0.05)%

Shareholders’ Equity
Common stock	144,383	144,383		144,383
Paid-in-capital	353,666,151	353,666,151		353,666,151
Accumulated other comprehensive income (loss)	8,475,786	(29,004,429)	(442.20)%	30,819,542	263.62%
Retained deficit	(18,452,189)	(18,452,189)		(18,452,189)

Total Shareholders’ Equity	343,834,131	306,353,916	(10.90)%	366,177,887	6.50%

Total Liabilities and Shareholders’ Equity	$2,707,047,364	$2,668,507,364	(1.42)%	$2,730,481,364	0.87%

Book Value per Share	$23.81	$21.22	(10.88)%	$25.36	6.51%

(1)	Includes accrued interest.

(2)	The carrying value of the interest-rate swap in the company’s financial statements is $(1.0) million. See Note 5 to Notes to Financial Statements. The fair value of the interest-rate swap is based on quoted market prices as of March 31, 2002. As of March 31, 2002, interest payments received under the swap agreement were based on an interest-rate of 2.03% while interest payments made were based on an interest-rate of 4.97%.

      As shown above, the portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

      The value of the Company’s investments in other companies is also likely to be affected by significant changes in interest-rates. First, many of the companies are exposed to risks similar to those identified above as being applicable to the Company’s direct investments. Second, the REITs in which the Company has invested tend to trade on a yield basis. As interest-rates increase, the yield required by investors in REITs, thrifts and other financial institutions increases with the result that market values decline. Finally, changes in interest-rates often affect market prices of equity securities. Because each of the companies in which the Company invests has its own interest-rate risk management process, it is not feasible for us to quantify the potential impact that interest-rate changes would have on the stock price or the future dividend payments by any of the companies in which the Company has invested.

Equity Price Risk

      The Company is exposed to equity price risk as a result of its investments in equity securities of REITs and other real estate related companies. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

      While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2002.

		Value at		Value at
		March 31, 2002		March 31, 2002
		with 10%		with 10%
	Value at	increase in	Percent	decrease in	Percent
	March 31, 2002	price	Change	price	Change

Assets
Equity securities	$52,323,836	$57,556,220	10.00%	$47,091,453	(10.00)%
Other	2,654,723,528	2,654,723,528		2,654,723,528

Total Assets	$2,707,047,364	$2,712,279,748	0.19%	$2,701,814,981	(0.19)%

Liabilities	$2,363,213,233	$2,363,213,233		$2,363,213,233
Shareholders’ Equity
Common stock	144,383	144,383		144,383
Paid-in-capital	353,666,151	353,666,151		353,666,151
Accumulated comprehensive income	8,475,786	13,708,170	61.73%	3,243,403	(61.73)%
Retained deficit	(18,452,189)	(18,452,189)		(18,452,189)

Total Shareholders’ Equity	343,834,131	349,066,515	1.52%	338,601,748	(1.52)%

Total Liabilities and Shareholders’ Equity	$2,707,047,364	$2,712,279,748	0.19%	$2,701,814,981	(0.19)%

Book value per share	$23.81	$24.17	1.51%	$23.45	(1.51)%

      Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in interest-rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies’ earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company’s earnings. If the Company had sold all of its equity investments on March 31, 2002, the company would have realized a gain of approximately $16.1 million that would have been included in earnings.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      The registrant’s stock became registered under the Securities and Exchange Act of 1934 on September 27, 1999. The common stock is listed on the New York Stock Exchange and its symbol is “FB.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

           None

      (b) Reports on Form 8-K

1. Current Report on Form 8-K, filed on May 3, 2002, pursuant to Item 9 disclosing information presented by the Company at the MicroCapital LLC Investor Conference.

2. Current Report on Form 8-K, filed on April 24, 2002, pursuant to Item 9 disclosing the Company’s operating results for the first quarter ended March 31, 2002.

3. Current Report on Form 8-K, filed on April 11, 2002, pursuant to Item 9 disclosing information reported by Friedman, Billings, Ramsey Group, Inc. on Form 8-K relating to a presentation made at the Sidoti & Co. Investor Conference.

4. Current Report on Form 8-K, filed on April 5, 2002, pursuant to Item 5 disclosing the Underwriting Agreement, dated April 3, 2002, between the Company and the several underwriters relating to an underwritten public offering of 4,000,000 shares of the Company’s common stock and up to an additional 600,000 shares to cover over-allotments.

5. Current Report on Form 8-K, filed on March 22, 2002, pursuant to Item 5 disclosing the termination by the Company’s manager, Friedman, Billings, Ramsey Investment Management, Inc., of its sub-advisory agreement with Fixed Income Discount Advisory Company, Inc. with respect to management of the Company’s mortgage backed securities portfolio.

6. Current Report on Form 8-K, filed on March 20, 2002, pursuant to Item 4 disclosing a change in the Company’s independent accountants.

7. Current Report on Form 8-K, filed on February 12, 2002, pursuant to Item 5 disclosing the Underwriting Agreement, dated January 28, 2002, between the Company and the several underwriters relating to an underwritten public offering of 4,800,000 shares of the Company’s common stock and up to an additional 720,000 shares to cover over-allotments.

8. Current Report on Form 8-K, filed on February 6, 2002, pursuant to Item 9 disclosing the Company’s operating results for the fourth quarter and the fiscal year ended December 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBR ASSET INVESTMENT CORPORATION
(Registrant)

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer

Date: May 15, 2002