Form 10-K/A
period 2001-12-31
FBR ASSET INVESTMENT CORP/VA
filed 2002-06-27
CIK 1073208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  Form 10-K/A
                                Amendment No. 1

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

                                      N/A
                                 (FORMER NAME)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days. Yes: [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (No delinquent filers)

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $560,882,918 as of June 25, 2002.

     As of June 25, 2002, the latest practicable date, there were 19,052,332 shares of the Registrant's common stock outstanding.

     Portions of the Registrant's definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2002, and delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FBR ASSET INVESTMENT CORPORATION
                                   FORM 10-K
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                     INDEX

                                                                         PAGE
                                                                         ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.............     2
PART I................................................................     2
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to Vote of Security Holders...........    21
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    21
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 8.   Financial Statements and Supplementary Data.................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    34

PART II...............................................................    35
Item 10.  Directors and Executive Officers of the Registrant..........    35
Item 11.  Executive Compensation......................................    35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    35
Item 13.  Certain Relationships and Related Transactions..............    35

PART III..............................................................    35
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    35

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

     On June 12, 2002, we announced that our Board of Directors voted to declare a second quarter dividend of $1.25 per share, payable on July 15, 2002 to shareholders of record as of June 24, 2002.

  Follow-on Common Stock Offerings

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

     On April 3, 2002, we completed the sale of 4,000,000 shares of our common stock at a price per share of $27.90. The aggregate proceeds to us, net of underwriting discounts and commissions, totaled approximately $106.0 million. On April 23, 2002, we completed the sale of an additional 600,000 shares of our common stock as a result of the underwriters' full exercise of their over-allotment option. The aggregate proceeds to us, net of underwriting discounts and commissions, totaled approximately an additional $15.9 million.

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

  Change of Independent Accountants

     On March 14, 2002, we determined not to renew the engagement of our independent accountants, Arthur Andersen LLP ("Andersen"), and appointed KPMG LLP ("KPMG") as our new independent accountants, effective immediately. This determination followed our decision to seek proposals from independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by our Board of Directors upon the recommendation of the Audit Committee of our Board. This change was ratified by our shareholders at our annual meeting.

  Termination of Sub-Advisory Agreement with Respect to Our Mortgage Assets

     On March 22, 2002, Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), our external adviser, notified Fixed Income Discount Advisory Company, Inc. ("FIDAC"), FBR Management's sub-adviser with respect to the management of our mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on FBR Management's determination, after consultation with our Board of Directors, that it would be in the best interests of our shareholders to terminate the sub-advisory agreement in light of the increased size of our equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, we and FBR Management reduced the management fee that we will be required to pay from 0.25% to 0.20% per annum of the average book value of our mortgage assets during each calendar quarter.

  NYSE Original Listing Application

     On March 25, 2002, we filed an application to list our common stock for trading on the New York Stock Exchange. Our application was accepted. Our stock began trading on the New York Stock Exchange on April 10, 2002. We delisted our common stock from the American Stock Exchange prior to the commencement of trading on the New York Stock Exchange.

  Shelf Registration Statement

     On June 14, 2002, we filed a new shelf registration statement on Form S-3 to register an aggregate of $300 million of debt securities, preferred stock and common stock for issuance from time to time. On June 21, 2002, we filed a pre-effective amendment no. 1 to such registration statement, which amendment included a form of preliminary prospectus supplement relating to a proposed public offering of 5,000,000 shares of our common stock and up to an additional 750,000 shares to cover underwriter over-allotments, if any.

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

(2) Accumulated other comprehensive income or loss includes unrealized net gain on mortgage-backed securities of $1,429,545 as of December 31, 2001, and unrealized net loss on mortgage-backed securities of $530,869 as of December 31, 2000, and unrealized net gain on investments in equity securities of $14,883,879 as of December 31, 2001, unrealized net loss on investments in equity securities of $217,822 as of December 31, 2000. In 2001, accumulated other comprehensive income or loss also includes the fair value of cash flow hedging derivatives of ($1,159,167).

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

                                                        VALUE AT                       VALUE AT
                                                      12/30/01 WITH                  12/31/01 WITH
                                                     100 BASIS POINT                100 BASIS POINT
                                    VALUE AT           INCREASE IN     PERCENT        DECREASE IN        PERCENT
                                  12/30/01(1)        INTEREST RATES    CHANGE       INTEREST RATES       CHANGE
                                 --------------      ---------------   -------      ---------------      -------
ASSETS
  Mortgage securities..........  $1,238,365,511      $1,202,541,940      (2.89)%    $1,258,759,791         1.65%
  Other........................      86,759,707          86,759,707         --          86,759,707
                                 --------------      --------------                 --------------
       TOTAL ASSETS............  $1,325,125,218      $1,289,301,647      (2.70)%    $1,345,519,498         1.54%
                                 ==============      ==============                 ==============
LIABILITIES
  Interest rate swap...........  $    2,022,958(2)   $      927,275                 $    3,340,582
  Other........................   1,119,236,714       1,121,428,080                  1,116,601,466
                                 --------------      --------------                 --------------
       TOTAL LIABILITIES.......   1,121,259,672       1,122,355,355       0.10%      1,119,942,048        (0.12)%
                                 --------------      --------------                 --------------
SHAREHOLDERS' EQUITY
  Common stock.................          85,025              85,025                         85,025
  Paid-in-capital..............     206,916,930         206,916,930                    206,916,930
  Accumulated other
    comprehensive income
    (loss).....................      15,154,257         (21,764,997)   (243.62)%        36,866,161       143.27%
  Retained earnings
    (deficit)..................     (18,290,666)        (18,290,666)                   (18,290,666)
                                 --------------      --------------                 --------------
  TOTAL SHAREHOLDERS' EQUITY...     203,865,546         166,946,292     (18.11)%       225,577,450        10.65%
                                 --------------      --------------                 --------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY.......  $1,325,125,218      $1,289,301,647                 $1,345,519,498
                                 ==============      ==============                 ==============

---------------

(1) Includes Accrued Interest.

(2) The fair value of the interest rate swap is based on counter party quotes as of December 31, 2001. As of December 31, 2001, interest payments received under the swap agreement were based on an interest rate of 2.28% while interest payments made were based on an interest rate of 4.97%. Interest payable includes $863,791 of the value of the interest rate swap.

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

  Dividend Payments

     On March 14, 2002, the Company announced that its Board of Directors voted to declare a first quarter dividend of $1.25 per share, payable on April 15, 2002, to shareholders of record as of March 28, 2002.

     On June 12, 2002, we announced that our Board of Directors voted to declare a second quarter dividend of $1.25 per share, payable on July 15, 2002 to shareholders of record as of June 24, 2002.

  Follow-on Common Stock Offerings

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

     On April 3, 2002, we completed the sale of 4,000,000 shares of our common stock at a price per share of $27.90. The aggregate proceeds to us, net of underwriting discounts and commissions, totaled approximately $106.0 million. On April 23, 2002, we completed the sale of an additional 600,000 shares of our common stock as a result of the underwriters' full exercise of their over-allotment option. The aggregate proceeds to us, net of underwriting discounts and commissions, totaled approximately an additional $15.9 million.

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

  Change of Independent Accountants

     On March 14, 2002, the Company determined not to renew the engagement of our independent accountants, Arthur Andersen LLP ("Andersen"), and appointed KPMG LLP ("KPMG") as its new independent accountants, effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit its financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by the Company's Board of Directors upon the recommendation of the Audit Committee of the Company's Board. This change was ratified by our shareholders at our annual meeting.

  Termination of Sub-Advisory Agreement with Respect to the Company's Mortgage Assets

     On March 22, 2002, Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), the Company's external adviser, notified Fixed Income Discount Advisory Company, Inc. ("FIDAC"), FBR Management's sub-adviser with respect to the management of the Company's mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on FBR Management's determination, after consultation with the Company's Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company's equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBR Management reduced the management fee that the Company will be required to pay from 0.25% to 0.20% per annum of the average book value of the Company's mortgage assets during each calendar quarter.

  New York Stock Exchange Original Listing Application

     On March 25, 2002, the Company filed an application to list its common stock for trading on the New York Stock Exchange. Our application was accepted. Our stock began trading on the New York Stock Exchange on April 10, 2002. We delisted our common stock from the American Stock Exchange prior to the commencement of trading on the New York Stock Exchange.

  Shelf Registration Statement

     On June 14, 2002, we filed a new shelf registration statement on Form S-3 to register an aggregate of $300 million of debt securities, preferred stock and common stock for issuance from time to time. On June 21, 2002, we filed a pre-effective amendment no. 1 to such registration statement, which amendment included a form of preliminary prospectus supplement relating to a proposed public offering of 5,000,000 shares of our common stock and up to an additional 750,000 shares to cover underwriter over-allotments, if any.

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
Notes to Financial Statements...............................    F-7

     2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

     3. Following is a list of exhibits to this Form 10-K, which are incorporated by reference into this Item 14.

 3.1     --   Articles of Incorporation of FBR Asset (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
 3.2     --   Bylaws of FBR Asset (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
 4.1     --   Form of Specimen Certificate for Common Stock (filed with
              the SEC as part of FBR Asset's registration statement on
              Form S-11, as amended, Registration No. 333-67543)
 4.2     --   Form of Senior Indenture (filed as an exhibit to FBR Asset's
              Registration Statement on Form S-3, as amended, Registration
              No. 333-75408)
 4.3     --   Form of Senior Debt Security (filed as an exhibit to FBR
              Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
 4.4     --   Form of Subordinated Indenture (filed as an exhibit to FBR
              Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
 4.5     --   Form of Subordinated Debt Security (filed as an exhibit to
              FBR Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
10.1     --   Management Agreement, dated December 17, 1997, by and
              between FBR Asset and FBR Management (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
10.2     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 1999, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Annual Report on Form 10-K for the fiscal year ended December 31, 1999,
              filed with the SEC on March 30, 2000)
10.3     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 2000, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Annual Report on Form 10-K for the fiscal year ended December 31, 2000,
              filed with the SEC on April 2, 2001)
10.4     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 2001, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Registration
              Statement on Form S-3, as amended, Registration No.
              333-75408)
10.5     --   Amendment to Management Agreement, dated May 1, 2002, by and between FBR Asset and FBR Management*
10.6     --   License Agreement, dated December 17, 1997, by and between
              FBR Asset and FBR Group (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
10.7     --   Stock Option Agreement, dated December 17, 1997, by and
              between FBR Asset and FBR Management (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
10.8     --   Stock Incentive Plan (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
10.9     --   Amended Stock Incentive Plan*
10.10    --   Letter agreement, dated July 9, 2001, by and among FBR, FBR
              Asset and Pegasus (filed as an exhibit to FBR Asset's
              registration statement on Form S-11, as amended,
              Registration No. 333-63344)
13.1     --   Annual Report to Shareholders for the Year ended December
              31, 2001.
21       --   List of Subsidiaries of FBR Asset (filed as an exhibit to
              FBR Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
99.1     --   Risks of Investing in the Registrant.*

---------------

   * Previously filed

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Statements of Financial Condition as of
  December 31, 2001, and December 31, 2000..................  F-3

Consolidated Statements of Income for the Years Ended
  December 31, 2001, December 31, 2000, December 31, 1999...  F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2001, December 31, 2000,
  and December 31, 1999.....................................  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, December 31, 2000, and December 31,
  1999......................................................  F-6

Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FBR Asset Investment Corporation and Subsidiaries:

     We have audited the accompanying consolidated statements of financial condition of FBR Asset Investment Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ KPMG LLP

McLean, Virginia
June 26, 2002

                        FBR ASSET INVESTMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
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
                                                              ==============   ============

 The accompanying notes are an integral part of these consolidated statements.

                        FBR ASSET INVESTMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
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
                                                        ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                        FBR ASSET INVESTMENT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                ACCUMULATED
                                                                                   OTHER
                                                  ADDITIONAL      RETAINED     COMPREHENSIVE
                                       COMMON      PAID IN        EARNINGS        INCOME                      COMPREHENSIVE
                                       STOCK       CAPITAL       (DEFICIT)        (LOSS)          TOTAL          INCOME
                                      --------   ------------   ------------   -------------   ------------   -------------
BALANCE, DECEMBER 31, 1998..........  $85,435    $170,045,253   $ (9,425,579)   $(9,800,530)   $150,904,579
  Repurchase of common stock........  (27,372)    (37,114,774)            --             --     (37,142,146)
  Net income........................       --              --      5,142,589             --       5,142,589    $ 5,142,589
  Other comprehensive income
    Change in unrealized loss on
      available-for-sale
      securities....................       --              --             --     (3,181,829)     (3,181,829)    (3,181,829)
  Dividends.........................       --              --    (11,180,472)            --     (11,180,472)            --
                                      --------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 1999..........   58,063     132,930,479    (15,463,462)   (12,982,359)    104,542,721    $ 1,960,760
                                      --------   ------------   ------------    -----------    ------------    ===========
  Repurchase of common stock........  (19,219)    (25,401,416)            --             --     (25,420,635)
  Net income........................       --              --      8,364,480             --       8,364,480    $ 8,364,480
  Other comprehensive income
    Change in unrealized loss on
      available-for-sale
      securities....................       --              --             --     12,233,668      12,233,668     12,233,668
  Dividends.........................       --              --    (12,879,650)            --     (12,879,650)            --
                                      --------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 2000..........   38,844     107,529,063    (19,978,632)      (748,691)     86,840,584    $20,598,148
                                      --------   ------------   ------------    -----------    ------------    ===========
  Issuance of common stock..........   50,300     107,575,383             --                    107,625,683
  Repurchase of common stock........   (4,119)     (8,330,016)                                   (8,334,135)
  Options granted...................       --         142,500             --                        142,500
  Net income........................       --              --     23,065,074             --      23,065,074    $23,065,074
  Other comprehensive income
    Change in unrealized gain (loss)
      on available-for-sale
      securities....................       --              --             --     17,062,115      17,062,115     17,062,115
    Change in unrealized loss on
      cashflow hedge................       --              --             --     (1,159,167)     (1,159,167)    (1,159,167)
  Dividends.........................       --              --    (21,377,108)            --     (21,377,108)            --
                                      --------   ------------   ------------    -----------    ------------    -----------
BALANCE, DECEMBER 31, 2001..........  $85,025    $206,916,930   $(18,290,666)   $15,154,257    $203,865,546    $38,968,022
                                      ========   ============   ============    ===========    ============    ===========

 The accompanying notes are an integral part of these consolidated statements.

                        FBR ASSET INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
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
                                                  ===============   =============   =============

 The accompanying notes are an integral part of these consolidated statements.

                        FBR ASSET INVESTMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        FBR ASSET INVESTMENT CORPORATION

                                                          2001          2000           1999
                                                       -----------   -----------   ------------
Reclassification adjustment for (gains) losses from
  dispositions included in net income................  $(1,055,298)  $(2,220,998)  $     (1,313)
Reclassification adjustment for impairment loss
  recognized on equity securities included in net
  income.............................................      529,168     4,516,638     10,589,124
Unrealized holding (losses) gains arising during the
  period.............................................   16,429,078     9,938,028    (13,769,640)
                                                       -----------   -----------   ------------
Net adjustment to unrealized gains (losses) on
  Investments and derivative financial instruments...  $15,902,948   $12,233,668   $ (3,181,829)
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

  NET INCOME PER SHARE

     FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that

                        FBR ASSET INVESTMENT CORPORATION
could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were dilutive for the periods presented.

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
                                          ===========   ===========   ===========    ============

     During 2001, FBR Asset received proceeds of $96.9 million from the sale of mortgage-backed securities. The Company recorded $1.1 million in net realized gains related to these sales. For the year ended December 31, 2001 the weighted average coupon rate on mortgage-backed securities was 6.38% and the weighted average effective yield was 5.81%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was
4.37 years at December 31, 2001.

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

                        FBR ASSET INVESTMENT CORPORATION

NOTE 7  INTEREST RATE SWAPS

     FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes.

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

                        FBR ASSET INVESTMENT CORPORATION

NOTE 8  FEE INCOME

     The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation ("Pegasus") entered into an agreement in August 2001 with Friedman, Billings, Ramsey & Co., Inc. ("FBR") regarding the Company's extension of credit to or investment in entities that are or may be FBR's investment banking clients. In circumstances where FBR determines that a commitment by the Company to make a loan to or investment in an entity (each an "investment opportunity") would facilitate a possible investment banking transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company's President and Chief Operating Officer and Eric F. Billings, the Company's Chairman and Chief Executive Officer, reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR, and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of the Company's Board of Directors (comprised of the Company's three independent directors), which requires the affirmative vote of at least two of the Company's independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment baking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement. The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company's shareholders. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR from three investment banking transactions and one unfunded commitment. Fees are recognized when the related investment banking transaction is completed.

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

                        FBR ASSET INVESTMENT CORPORATION

     On December 20, 2001, FBR Management exercised options with respect to 400,000 shares of the Company's common stock at the $20 per share exercise price, which left FBR Management with unexercised options to purchase 415,805 shares of the Company's common stock at December 31, 2001.

     As of December 31, 2001, 481,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and have an exercise price of $20 per share. As a result, 123,120 shares were included to calculate diluted earnings per share for the year ended December 31, 2001. None of the stock options were dilutive for the years ended December 31, 2000 or 1999. Details of stock options granted, forfeited, and exercised are as follows:

                                                           NUMBER OF
                                                            SHARES     EXERCISE PRICE
                                                           ---------   ---------------
Balance as of December 31, 1998..........................  1,021,900       $20.00
Granted in 1999..........................................         --         --
Forfeitures in 1999......................................         --         --
                                                           ---------   ---------------
Balance as of December 31, 1999..........................  1,021,900       $20.00
Granted in 2000..........................................         --         --
Forfeitures in 2000......................................         --         --
                                                           ---------   ---------------
Balance as of December 31, 2000..........................  1,021,900       $20.00
Granted in 2001..........................................     15,000       $15.00
Forfeitures in 2001......................................    (25,000)      $20.00
Exercised in 2001........................................   (530,000)  $15.00 - $20.00
                                                           ---------   ---------------
Balance as of December 31, 2001..........................    481,900       $20.00
                                                           ---------   ---------------

     On December 24, 2001 the Company's Board of Directors approved awards of a total of 14,000 shares of the Company's common stock under its stock incentive plan to employees of FBR Management who provide services to the Company. These awards were granted subject to approval by the Company's shareholders of an amendment to the Company's stock incentive plan to and increase in the number of shares available for issuance under the plan. The shareholders approved the amendment on May 29, 2002. Recognition of compensation expense for this amount commenced following shareholder approval.

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, the Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees and non-employee directors. Under APB No. 25, compensation expense is recorded to the extent the fair market value of the Company's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, the Company does provide pro forma net income disclosures for options granted to employees and non-employee directors as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to the Company's net income or basic and diluted net income per share as reported in the statement of income for the years ended December 31, 2001, 2000, and 1999.

NOTE 10  MANAGEMENT AND PERFORMANCE FEES

     The Company has a management agreement with FBR Management, expiring on December 17, 2002. FBR Management performs portfolio management services on behalf of the Company. These services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of

                        FBR ASSET INVESTMENT CORPORATION
information and submission of reports pertaining to the Company's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company's portfolio of assets.

     FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company's invested assets during each calendar quarter.

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

NOTE 12  QUARTERLY DATA (UNAUDITED)

     The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2001 and 2000. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include,

                        FBR ASSET INVESTMENT CORPORATION
in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

                                                     NET INCOME                     BASIC      DILUTED
                                         TOTAL      BEFORE INCOME       NET       EARNINGS    EARNINGS
                                       REVENUES         TAXES         INCOME      PER SHARE   PER SHARE
                                      -----------   -------------   -----------   ---------   ---------
2001
First Quarter.......................  $ 3,179,520    $   127,805    $   127,805    $ 0.04      $ 0.03
Second Quarter......................    6,127,290      4,024,142      4,024,142      1.16        1.11
Third Quarter.......................    9,582,693      5,643,835      5,643,835      0.88        0.86
Fourth Quarter......................   20,197,856     13,742,695     13,269,292      1.65        1.62
                                      -----------    -----------    -----------    ------      ------
Total Year..........................  $39,087,359    $23,538,477    $23,065,074    $ 4.27      $ 4.17
                                      ===========    ===========    ===========    ======      ======

2000
First Quarter.......................  $ 6,323,328    $(2,128,192)   $(2,128,192)   $(0.39)     $(0.39)
Second Quarter......................    5,914,121      2,730,925      2,730,925      0.59        0.59
Third Quarter.......................    5,593,734      2,396,398      2,396,398      0.58        0.58
Fourth Quarter......................    6,009,874      5,365,349      5,365,349      1.35        1.35
                                      -----------    -----------    -----------    ------      ------
Total Year..........................  $23,841,057    $ 8,364,480    $ 8,364,480    $ 1.84      $ 1.84
                                      ===========    ===========    ===========    ======      ======

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

Date: June 27, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
               /s/ ERIC F. BILLINGS                      Chairman, Chief Executive        June 27, 2002
 ------------------------------------------------          Officer, and Director
                 Eric F. Billings                      (Principal Executive Officer)


             /s/ EMANUEL J. FRIEDMAN                              Director                June 27, 2002
 ------------------------------------------------
               Emanuel J. Friedman


              /s/ PETER A. GALLAGHER                              Director                June 27, 2002
 ------------------------------------------------
                Peter A. Gallagher


              /s/ RUSSELL C. LINDNER                              Director                June 27, 2002
 ------------------------------------------------
                Russell C. Lindner


              /s/ STEPHEN D. HARLAN                               Director                June 27, 2002
 ------------------------------------------------
                Stephen D. Harlan

                                 EXHIBIT INDEX

 3.1     --   Articles of Incorporation of FBR Asset (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
 3.2     --   Bylaws of FBR Asset (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
 4.1     --   Form of Specimen Certificate for Common Stock (filed with
              the SEC as part of FBR Asset's registration statement on
              Form S-11, as amended, Registration No. 333-67543)
 4.2     --   Form of Senior Indenture (filed as an exhibit to FBR Asset's
              Registration Statement on Form S-3, as amended, Registration
              No. 333-75408)
 4.3     --   Form of Senior Debt Security (filed as an exhibit to FBR
              Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
 4.4     --   Form of Subordinated Indenture (filed as an exhibit to FBR
              Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
 4.5     --   Form of Subordinated Debt Security (filed as an exhibit to
              FBR Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
10.1     --   Management Agreement, dated December 17, 1997, by and
              between FBR Asset and FBR Management (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
10.2     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 1999, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Annual Report on Form 10-K for the fiscal year ended December 31, 1999,
              filed with the SEC on March 30, 2000)
10.3     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 2000, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Annual Report on Form 10-K for the fiscal year ended December 31, 2000,
              filed with the SEC on April 2, 2001)
10.4     --   Agreement to Extend and Amend Management Agreement, dated
              December 17, 2001, by and between FBR Asset and FBR
              Management (filed as an exhibit to FBR Asset's Registration
              Statement on Form S-3, as amended, Registration No.
              333-75408)
10.5     --   Amendment to Management Agreement, dated May 1, 2002, by and between FBR Asset and FBR Management*
10.6     --   License Agreement, dated December 17, 1997, by and between
              FBR Asset and FBR Group (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
10.7     --   Stock Option Agreement, dated December 17, 1997, by and
              between FBR Asset and FBR Management (filed with the SEC as part of FBR Asset's registration statement on Form S-11, as amended, Registration No. 333-67543)
10.8     --   Stock Incentive Plan (filed with the SEC as part of FBR
              Asset's registration statement on Form S-11, as amended,
              Registration No. 333-67543)
10.9     --   Amended Stock Incentive Plan*
10.10    --   Letter agreement, dated July 9, 2001, by and among FBR, FBR
              Asset and Pegasus (filed as an exhibit to FBR Asset's
              registration statement on Form S-11, as amended,
              Registration No. 333-63344)
13.1     --   Annual Report to Shareholders for the Year ended December
              31, 2001.
21       --   List of Subsidiaries of FBR Asset (filed as an exhibit to
              FBR Asset's Registration Statement on Form S-3, as amended,
              Registration No. 333-75408)
99.1     --   Risks of Investing in the Registrant.*

---------------

   * Previously filed