Form 10-Q
period 2002-06-30
FBR ASSET INVESTMENT CORP/VA
filed 2002-08-09
CIK 1073208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended June 30, 2002

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
(zip code)

(703) 469-1000
(Registrant’s telephone number
including area code)

N/A
(former name)

     Indicate by checkmark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

     As of August 2, 2002, the latest practicable date, there were 25,054,332 shares of FBR Asset Investment Corporation’s common stock outstanding.

FBR ASSET INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS AND NOTES

FBR ASSET INVESTMENT CORPORATION
Consolidated Statements of Financial Condition
as of June 30, 2002 (unaudited) and December 31, 2001

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Mortgage-backed securities, at fair value	$3,826,374,634	$1,238,365,511
Cash and cash equivalents	5,843,662	6,630,379
Investments in equity securities, at fair value	38,358,750	61,692,660
Notes receivable	5,000,000	8,000,000
Interest, dividends and fees receivable	28,216,856	10,241,837
Receivable from underwriter	189,924,894	—
Prepaid expenses and other	83,344	194,831

Total assets	$4,093,802,140	$1,325,125,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,369,638,266	$1,105,145,000
Interest-rate swap	1,715,334	1,159,167
Interest payable	4,505,883	2,177,892
Dividends payable	23,817,915	10,645,659
Management and incentive fees payable	3,473,081	1,117,458
Accounts payable and accrued expenses	407,571	505,549
Income taxes payable	130,398	473,403
Other	76,211	35,544

Total liabilities	3,403,764,659	1,121,259,672

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 25,054,332 and 8,502,527 shares issued as of June 30, 2002, and December 31, 2001, respectively	250,543	85,025
Additional paid-in capital	664,806,645	206,916,930
Accumulated other comprehensive income	35,663,179	15,154,257
Retained deficit	(10,682,886)	(18,290,666)

Total shareholders’ equity	690,037,481	203,865,546

Total liabilities and shareholders’ equity	$4,093,802,140	$1,325,125,218

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Consolidated Statements of Income for the Three Months
Ended June 30, 2002 and 2001 (unaudited)

	Three Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)
Revenue:
Interest	$42,845,341	$3,361,619
Dividends	1,426,254	1,063,843
Fees	283,167	1,701,828

Total revenue	44,554,762	6,127,290

Expenses:
Interest	14,924,371	1,769,644
Management and incentive fees	4,815,936	485,916
Professional fees & other	724,301	195,868

Total expenses	20,464,608	2,451,428

Realized gain on sale of equity securities, net	7,503,434	523,364
Realized gain(loss) on sale of mortgage-backed securities, net	104,640	(175,084)

Net income before taxes	31,698,228	4,024,142

Income tax provision	(111,010)	—

Net income	$31,587,218	$4,024,142

Basic earnings per share	$1.67	$1.16

Diluted earnings per share	$1.67	$1.11

Basic weighted-average common and equivalent shares	18,892,662	3,472,527

Diluted weighted-average common and equivalent shares	18,917,066	3,617,400

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Consolidated Statements of Income for the Six Months
Ended June 30, 2002 and 2001 (unaudited)

	Six Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)
Revenue:
Interest	$62,428,365	$6,341,072
Dividends	1,963,754	1,263,910
Fees	571,509	1,701,828

Total revenue	64,963,628	9,306,810

Expenses:
Interest	21,559,059	3,673,588
Management and incentive fees	7,663,209	818,891
Professional fees & other	907,496	445,809

Total expenses	30,129,764	4,938,288

Realized gain on sale of equity securities, net	14,718,235	503,389
Realized gain(loss) on sale of mortgage-backed securities, net	104,640	(175,084)
Recognized loss on available-for sale equity securities	—	(544,880)

Net income before taxes	49,656,739	4,151,947

Income tax provision	(165,629)	—

Net income	$49,491,110	$4,151,947

Basic earnings per share	$3.17	$1.17

Diluted earnings per share	$3.17	$1.14

Basic weighted-average common and equivalent shares	15,598,868	3,543,369

Diluted weighted-average common and equivalent shares	15,620,415	3,642,150

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2002 (unaudited),
and the Year Ended December 31, 2001

				Accumulated
				Other
		Additional	Retained	Comprehensive		Comprehensive
	Common	Paid in	Earnings	Income		Income
	Stock	Capital	(Deficit)	(Loss)	Total	(Loss)

Balance, December 31, 2000	$38,844	$107,529,063	$(19,978,632)	$(748,691)	$86,840,584
Issuance of common stock	50,300	107,575,383	—	—	107,625,683
Repurchase of common stock	(4,119)	(8,330,016)	—	—	(8,334,135)
Options granted	—	142,500	—	—	142,500
Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income:
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	165,518	457,889,715	—	—	458,055,233
Net income	—	—	49,491,110	—	49,491,110	$49,491,110
Other comprehensive income:
Reclassification adjustment for gains from disposition included in net income	—	—	—	(5,845,938)	(5,845,938)	(5,845,938)
Change in unrealized gain(loss) on available-for sale securities	—	—	—	26,911,027	26,911,027	26,911,027
Change in unrealized loss on cash flow hedge	—	—	—	(556,167)	(556,167)	(556,167)
Dividends	—	—	(41,883,330)	—	(41,883,330)	—

Balance, June 30, 2002	$250,543	$664,806,645	$(10,682,886)	$35,663,179	$690,037,481	$70,000,032

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2002 and 2001 (unaudited)

	Six Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$49,491,110	$4,151,947
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and recognized gains (loss) on mortgage-backed and equity securities, net	(14,822,875)	216,575
Compensation expense related to restricted stock and stock option grants	46,291	142,500
Premium amortization on mortgage-backed securities	8,433,987	523,322
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(17,975,020)	(1,750,596)
Prepaid expenses and other assets	111,487	109,059
Management and incentive fees payable	2,355,624	268,195
Accounts payable and accrued expenses	(97,978)	(88,749)
Interest payable	2,327,991	(670,490)
Income taxes payable	(343,005)	—
Other liabilities	40,667	(174,786)

Net cash provided by operating activities	29,568,279	2,726,977

Cash flows from investing activities:
Purchase of mortgage-backed securities	(3,050,855,120)	(120,134,678)
Investments in equity securities	(4,650,004)	(7,144,000)
Investments in notes receivable	(33,137,333)	(12,000,000)
Repayment of notes receivable	36,137,333	4,000,000
Proceeds from sale of equity securities	38,402,020	4,362,364
Proceeds from sale of mortgage-backed securities	161,353,087	8,304,470
Receipt of principal payments on mortgage-backed securities	318,528,781	20,603,167

Net cash used in investing activities	(2,534,221,236)	(102,008,677)

Cash flows from financing activities:
Repurchase of common stock	—	(8,334,135)
Proceeds from issuance of common stock	268,084,048	—
Proceeds from (repayments of) repurchase agreements, net	2,264,493,266	80,128,000
Dividends paid	(28,711,074)	(5,820,177)

Net cash provided by financing activities	2,503,866,240	65,973,688

Net decrease in cash and cash equivalents	(786,717)	(33,308,012)
Cash and cash equivalents, beginning of the period	6,630,379	36,810,566

Cash and cash equivalents, end of the period	$5,843,662	$3,502,554

Supplemental disclosure:
Cash payments for interest	$19,231,068	$4,344,078
Cash payments for income taxes	$508,634	$—

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

     The consolidated financial statements of FBR Asset Investment Corporation (“FBR Asset” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. Investments in Mortgage-Backed Securities

     For the three and six months ended June 30, 2002 and 2001, the weighted average coupon rate on the Company’s mortgage-backed securities was 5.53% and 5.72% for 2002, and 5.80% and 6.06% for 2001, respectively.

     The following table summarizes the Company’s mortgage-backed securities:

Total Mortgage Assets	June 30, 2002	December 31, 2001

Mortgage-backed securities, available-for-sale, principal	$3,739,726,447	$1,211,550,848
Unamortized net premium	59,853,424	25,385,118

Amortized cost	3,799,579,871	1,236,935,966
Gross unrealized gains	28,622,266	4,092,851
Gross unrealized losses	(1,827,503)	(2,663,306)

Estimated fair value	$3,826,374,634	$1,238,365,511

     As of June 30, 2002 and December 31, 2001, $3.7 billion and $1.2 billion of the mortgage-backed securities were pledged as collateral for the repurchase agreements.

     Commitments

     As of June 30, 2002 and subsequently, FBR Asset has made commitments to purchase $2.4 billion in hybrid ARM securities.

NOTE 3. Equity Investments

     At June 30, 2002, FBR Asset’s equity investments had an aggregate cost basis of $27.8 million, a fair value of $38.4 million, and unrealized gains of $10.6 million. At December 31, 2001, FBR Asset’s equity investments had an aggregate cost basis of $46.8 million, fair value of $61.7 million and unrealized gains of $14.9 million.

	June 30, 2002			December 31, 2001

Equity Investments	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value

Annaly Mortgage Management, Inc.	—	$—	$—	800,000	$7,144,000	$12,800,000
Anworth Mortgage Asset Corporation	500,000	3,890,625	6,995,000	500,000	3,890,625	4,550,000
Capital Automotive REIT	—	—	—	920,115	12,835,604	18,301,087
MCG Capital Corporation	625,000	9,934,375	10,443,750	625,000	9,934,375	11,125,000
Oxford Financial Corp. (1)	500,000	4,650,000	4,650,000	—	—	—
Resource Asset Investment Trust	—	—	—	344,575	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (2)	1,000,000	9,300,000	16,270,000	1,000,000	9,300,000	9,300,000

Total		$27,775,000	$38,358,750		$46,808,785	$61,692,660

(1)	Oxford Financial shares are not currently registered for public trading. As of June 30, 2002, the investment was carried at cost.

(2)	Saxon Capital shares were registered with the SEC and began trading on the New York Stock Exchange in January 2002. As of December 31, 2001, the investment was carried at cost.

NOTE 4. Repurchase Agreements

     At June 30, 2002, the Company had $3.4 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.82% and a remaining weighted-average term to maturity of 38 days. For the three and six months ending June 30, 2002, the weighted average borrowing rate was 1.85% for both periods, and the weighted average repurchase agreement balances were $3.1 billion and $2.2 billion, respectively. For the three and six months ended June 30, 2001, the weighted average borrowing rate was 4.57% and 5.17%, and the weighted average repurchase agreement balances were $155.4 million and $143.2 million, respectively.

NOTE 5. Interest-rate Swaps

     At June 30, 2002, FBR Asset was party to an interest-rate swap agreement that matures on July 27, 2004 and has a notional amount of $50.0 million. The fair value of the interest-rate swap agreement was $ (1.7) million at June 30, 2002, and $(1.2) million at December 31, 2001. Under this agreement, the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR, which was 1.86% at June 30, 2002.

NOTE 6. Notes Receivable

     On May 28, 2002, FBR Asset disbursed a $5,000,000 loan to First States Group, L.P. (“First States”), bearing interest at 13.00% per annum. This loan was paid in full on July 16, 2002, together with all accrued interest and a negotiated exit fee of $37,500. As of July 16, 2002, FBR Asset has no notes receivable.

NOTE 7. Income Taxes

     FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset’s results or financial condition. Furthermore, because FBR Asset’s investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset’s qualification as a REIT. During 2001, FBR asset acquired a registered broker-dealer in a taxable REIT subsidiary, established another taxable REIT subsidiary and created a holding company to hold the two investments. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to our shareholders. During the six months ended June 30, 2002, FBR Asset recorded $165,629 of income tax provision from income attributable to the taxable REIT subsidiaries.

NOTE 8. Shareholders’ Equity

Equity Offerings

     On January 28, 2002, the Company completed a follow-on offering of 5,520,000 shares (including over-allotment option) of common stock at a price of $26.50 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. The proceeds after expenses to the company were $138.5 million.

     On April 3, 2002, the Company completed a follow-on offering of 4,600,000 shares (including over-allotment option) of common stock at a price of $27.90 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. The net proceeds after expenses to the company were $121.7 million.

     On June 28, 2002, the Company completed a follow-on offering of 6,000,000 shares (excluding over-allotment option) of common stock at a price of $33.35 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. The net proceeds after expenses to the company of $189.9 million were received upon settlement on July 3, 2002.

Dividends

     On March 14, 2002 the Board of Directors declared a cash dividend of $1.25 per share payable April 15, 2002 to shareholders of record as of March 28, 2002, and on June 12, 2002 the Board of Directors declared a cash dividend of $1.25 per share payable July 15, 2002 to shareholders of record as of June 24, 2002.

Options

     On February 14, 2002, a subsidiary of Friedman Billings Ramsey Group, Inc. (“FBR Group”) exercised its remaining options to purchase 415,805 shares of FBR Asset common stock for $8.3 million, or $20 per share. FBR Group also advised FBR Asset that it has no current intention to sell any of the shares acquired via option exercises or any of its other shares held for investment purposes.

     As of June 30, 2002 and December 31, 2001, 66,095 and 481,900 options to purchase common stock were outstanding, respectively. These options have terms of eight to ten years and an exercise price of $20 per share. As a result, 24,404 and 21,547 shares were included during the three and six-month periods ended June 30, 2002, respectively, to calculate diluted earnings per share. On December 24, 2001, we granted 14,000 shares of restricted stock. On June 24, 2002, we granted an additional 2,000 shares of restricted stock. During 2002, we have recorded $46,291 in compensation expense related to these grants. On May 23, 2002, the shareholders approved an increase of 450,000 shares available for issuance under the stock incentive plan. As of June 30, 2002, 444,000 options were available for future grant.

NOTE 9. Subsequent Events

     On July 9, 2002, we entered into an interest rate swap agreement with Lehman Brothers Special Financing, Inc. (“Lehman”) that matures on July 11, 2003 and has a notional amount of $1 billion. Under this agreement, we pay a fixed interest rate of 2.255% and receive a variable rate calculated based on the three-month LIBOR.

     On July 10, 2002, we entered into an interest rate swap agreement with PNC Bank, National Association (“PNC”) that matures on July 12, 2003 and has a notional amount of $1 billion. Under this agreement, we pay a fixed interest rate of 2.202% and receive a variable rate calculated based on the three month LIBOR.

     On July 31, 2002, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. (“Merrill”) that matures on July 31, 2003 and has a notional amount of $1 billion. Under this agreement, we pay a fixed interest rate of 1.990% and receive a variable rate calculated based on the three month LIBOR.

NOTE 10. Related Party Transactions

     The Company has a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. (“FBRIM”), expiring on December 17, 2002. FBRIM performs portfolio management services on behalf of the Company. These services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of information, and submission of reports pertaining to the Company’s assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company’s portfolio of assets.

     FBRIM is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company’s invested assets during each calendar quarter. The Company recorded $3.1 million in management fees during the first six months of 2002 and $1.8 million for the year ended December 31, 2001.

     FBRIM is also entitled to receive incentive compensation based on the performance of the Company. FBRIM is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBRIM is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, which was $25.30 at June 30, 2002, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $4.5 million in incentive fees during the first six months of 2002 and $1.7 million for the year ending December 31,2001.

     FBRIM engaged Fixed Income Discount Advisory Company, Inc. (“FIDAC”) to manage the Company’s mortgage asset investment program (the “Mortgage Portfolio”) as a sub-adviser. On March 22, 2002, FBRIM terminated the sub-advisory agreement with FIDAC. The sub-advisory agreement ended on April 30, 2002.

     As of June 30, 2002, FBR Group, through various subsidiaries and affiliates, owned 2,744,700 shares or 10.95% of the outstanding common stock of the Company. As of December 31, 2001, FBR Group, through various subsidiaries and affiliates, owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company.

     The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) entered into an agreement in August 2001 with Friedman, Billings, Ramsey & Co., Inc. (“FBR”) regarding the Company’s extension of credit to or investment in entities that are or may be FBR’s investment banking clients. During the first six months of 2002, pursuant to this agreement, the Company earned $0.6 million in fees from FBR from two investment banking transactions. Fees are recognized when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR from three investment banking transactions and one unfunded commitment.

     FBR served as lead underwriter for three follow-on public offerings by the Company during the six months ended June 30, 2002, and earned approximately $10.1 million in underwriting fees in connection with the offerings. See Note 8. Shareholders’ Equity.

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

Overview

     The Company has invested, and intends to continue investing, in whole-pool mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, senior secured and mezzanine loans, real property, and joint ventures formed to own real property. The Company invests in some of these assets indirectly through its investments in REITs and other companies.

     In addition, subject to maintaining its REIT qualification, the Company invests from time to time in non-real estate related assets, including but not limited to, purchasing equity securities of and making senior secured, mezzanine and other loans to companies that are not involved primarily in the real estate business or in a real estate-related business.

Results of Operations

Net Income

Three months ended June 30, 2002

     The Company had net income for the three months ended June 30, 2002, of $31.6 million, or $1.67 per basic and diluted share, compared to $4.0 million, or $1.16 per basic share and $1.11 per diluted share for the corresponding period in 2001. The increase is primarily due to a wider net interest rate spread on the larger base of mortgage-backed securities and realized gains on the sale of equity securities.

     For the three months ended June 30, 2002, the weighted average annual yield on the Company’s mortgage-backed securities was 4.93%. As of June 30, 2002, the Company had investments in 126 mortgage-backed securities. For the three months ended June 30, 2001, the weighted average annual yield on the Company’s mortgage-backed securities was 5.80%. As of June 30, 2001, the Company had investments in 22 mortgage-backed securities.

     The Company’s interest and dividend income increased to $44.3 million for the three months ended June 30, 2002, from $4.4 million for the three months ended June 30, 2001. The increase is primarily related to the increase in the weighted average balance of the Company’s mortgage-backed securities portfolio from $182.3 million for the three months ended June 30, 2001 to $3.4 billion for the three months ended June 30, 2002. For the three months ended June 30, 2002, the weighted average annual yield on the Company’s equity investments and promissory notes was 19.13%, compared to 14.73% for the three months ended June 30, 2001.

     For the three months ended June 30, 2002, fee income from one investment banking transaction was $0.3 million. For the three months ended June 30, 2001, fee income from one investment banking transaction was $1.7 million.

     The Company incurred interest expense of $14.9 million for the three months ended June 30, 2002. This represents 72.9% of the total expenses for the period. The Company incurred interest expense of $1.8 million for the three months ended June 30, 2001, representing 72.2% of the total expenses for that period. The $13.1 million increase in interest expense reflects the increase in weighted average borrowings under repurchase agreements to $3.1 billion from $155.4 million; partially offset by a reduction in our average borrowing rate from 4.57% to 1.85%.

     Management fees paid or accrued for the three months ended June 30, 2002, were $2.0 million compared to $218,840 for the three months ended June 30, 2001. The increase is due to a larger asset base during the three months ended June 30, 2002 compared to the same period in 2001, as the Company’s management fees are calculated based on the value of its mortgage-backed and other invested assets. During the three months ended June 30, 2002, the Company recorded as an expense $2.8 million of incentive fees, based on the performance of the Company over the preceding 12-month period, compared to $267,076 for the three months ended June 30, 2001. The increase in incentive fees can be attributed to the increase in funds from operations for the proceeding 12-month period ended June 30, 2002 of $74.2 million, from $12.2 million for the proceeding 12-month period ended June 30, 2001.

     Professional fees and other expenses consist primarily of director, legal, listing and accounting fees. Professional fees and other expenses were $724,301 for the three months ended June 30, 2002, compared to $195,868 for the three months ended June 30, 2001. The increase is mainly attributed to fees related to the Company’s listing on the New York Stock Exchange and fees for prior year re-audits.

Six months ended June 30, 2002

     The Company had net income for the six months ended June 30, 2002, of $49.5 million, or $3.17 per basic and diluted share, compared to $4.2 million, or $1.17 per basic share and $1.14 per diluted share for the corresponding period in 2001. The increase is primarily due to a wider net interest rate spread on the larger base of mortgage-backed securities and realized gains on the sale of equity securities.

     For the six months ended June 30, 2002, the weighted average annual yield on the Company’s mortgage-backed securities was 4.92%. As of June 30, 2002, the Company had investments in 126 mortgage-backed securities. For the six months ended June 30, 2001, the weighted average annual yield on the Company’s mortgage-backed securities was 6.06%. As of June 30, 2001, the Company had investments in 22 mortgage-backed securities.

     The Company’s interest and dividend income increased to $64.4 million for the six months ended June 30, 2002, from $7.6 million for the six months ended June 30, 2001. The increase is primarily related to the increase in the weighted average balance of the Company’s mortgage-backed securities portfolio from $167.2 million for the six months ended June 30, 2001 to $2.5 billion for the six months ended June 30, 2002. For the six months ended June 30, 2002, the weighted average annual yield on the Company’s equity investments and promissory notes was 15.50%, compared to 10.18% for the six months ended June 30, 2001.

     For the six months ended June 30, 2002, fee income from two investment banking transactions was $0.6 million, compared to $1.7 million on one investment banking transaction in 2001.

     The Company incurred interest expense of $21.6 million for the six months ended June 30, 2002. This represents 71.6% of the total expenses for the period. The Company incurred interest expense of $3.7 million for the six months ended June 30, 2001, representing 74.4% of the total expenses for that period. The $17.9 million increase in interest expense reflects the increase in weighted average borrowings under repurchase agreements to $2.2 billion from $143.2 million; partially offset by a reduction in our average borrowing rate from 5.17% to 1.85%.

     Management fees paid or accrued for the six months ended June 30, 2002, were $3.1 million compared to $423,738 for the six months ended June 30, 2001. The increase in management fees is attributed to a larger asset base used in calculating the fees for the six months ended June 30, 2002 compared to the same period in 2001. During the six months ended June 30, 2002, the Company recorded as an expense $4.6 million of incentive fees, based on the performance of the Company over the preceding 12-month period, compared to $395,153 for the six months ended June 30, 2001. The increase in incentive fees can be attributed to the increase in funds from operations for the proceeding 12-month period used to calculate the incentive fees during the six months ended June 30, 2002 as compared to the funds from operations used to calculate the incentive fees during the six months ended June 30, 2001.

     Professional fees and other expenses consist primarily of director, legal, listing and accounting fees. Professional fees and other expenses were $907,496 for the six months ending June 30, 2002, compared to $445,809 for the six months ended June 30, 2001. The increase is mainly attributed to listing fees and an increase in auditing fees.

Mortgage-backed Securities

     The mortgage-backed securities owned at June 30, 2002 and December 31, 2001 are summarized below:

	June 30, 2002
				Weighted
				Average	Expected	Relevant
			Nominal	Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

HYBRID ARMS	$3,539,198,277	$3,618,265,995	4.82%	3.02	1.21	18.50 CPR
FIXED RATE SECURITIES	200,528,170	208,108,639	5.71%	4.41	2.33	13.50 CPR

Mortgage Portfolio Total(1)	$3,739,726,447	$3,826,374,634	4.87%	3.10	1.27	18.30 CPR

		December 31, 2001
				Weighted
				Average	Expected	Relevant
			Nominal	Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

FLOATING RATE CMOs(4)	$176,421,204	$180,143,735	3.34%	5.86	1.21	43.14 CPR
HYBRID ARMS	785,648,800	805,192,368	4.90%	3.72	2.40	40.12 CPR
FIXED RATE SECURITIES	249,480,844	253,029,408	6.51%	5.33	2.77	17.62 CPR

Mortgage Portfolio Total(1)	$1,211,550,848	$1,238,365,511	5.01%	4.37	2.30	35.93 CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

(3)	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis.

(4)	CMOs are Collateralized Mortgage Obligations.

Repurchase Agreements

     To date, the Company’s debt has consisted solely of borrowings collateralized by a pledge of the Company’s mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest-rates consistent with the Company’s financing objectives.

     The Company had $3.4 billion outstanding under repurchase agreements with several financial institutions on June 30, 2002. The Company had $1.1 billion outstanding under repurchase agreements on December 31, 2001. At June 30, 2002, the debt-to-equity ratio, based on book values, of our portfolio of mortgage-backed securities was 7.84 to 1.

     At June 30, 2002, the weighted average remaining maturity of the Company’s borrowings was 38 days and had a weighted average cost of funds on outstanding borrowings of 1.82%.

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

     For the six months ended June 30, 2002, the Company’s operating activities resulted in net cash flow of $29.6 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable, fee income, and dividends. For the six months ended June 30, 2001, the Company’s operating activities provided net cash flows of $2.7 million. The increase is primarily due to an increase in income from the Company’s larger mortgage-backed security portfolio and an increase in gains from the sale of equity securities.

     For the six months ended June 30, 2002, the Company’s investing activities resulted in net cash used of $2.5 billion compared to net cash used by investing activities for the six months ended June 30, 2001, of $102.0 million. The change is primarily attributable to increased purchases of mortgage-backed securities during the first six months of 2002 compared to the similar period in 2001.

     For the six months ended June 30, 2002, net cash provided in the Company’s financing activities was $2.5 billion compared to net cash provided for the six months ended June 30, 2001, of $66.0 million. The increase in cash from financing activities is primarily attributable to an increase in borrowings under repurchase agreements used to fund mortgage-backed securities purchases and proceeds from the Company’s follow-on common stock offerings.

Equity Securities

     The value of the equity securities in the Company’s portfolio had a cost basis of $27.8 million compared to a market value of $38.4 million as of June 30, 2002. As of December 31, 2001, the value of the equity securities in the Company’s portfolio had an adjusted cost basis of $46.8 million compared to a market value of $61.7 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent that declines are deemed to be other than temporary. If the Company determines that declines are other than temporary, we recognize a loss on the investment based on its current market value versus its cost basis.

FBR ASSET INVESTMENT CORPORATION
Summary of Investments and Cash and Cash Equivalents
The following table summarizes FBR Asset’s investments as of June 30, 2002, and December 31, 2001.

	As of June 30, 2002

	Shares	Percent	Cost of
	Owned	Ownership(3)	Investment	Market Value

Mortgage-Backed Securities	—	—	$3,799,579,871	$3,826,374,634

Equity Investments(1)(2) Annaly Mortgage Management, Inc. (NLY)	—	—	—	—
Anworth Mortgage Asset Corporation (ANH)	500,000	4.21%	3,890,625	6,995,000
Capital Automotive REIT (CARS)	—	—	—	—
MCG Capital Corporation (MCGC)	625,000	2.00%	9,934,375	10,443,750
Oxford Finance Corp.(4)	500,000	9.62%	4,650,000	4,650,000
Resource Asset Investment Trust (RAS)	—	—	—	—
Saxon Capital Acquisition Corp. (SAXN)	1,000,000	3.56%	9,300,000	16,270,000

Total Equity Investments			27,775,000	38,358,750
Promissory Notes(2) First States Group, L.P.	—	—	5,000,000	5,000,000
Prime Group Realty, L.P.	—	—	—	—

Total Promissory Notes			5,000,000	5,000,000

Cash and Cash Equivalents	—	—	5,843,662	5,843,662

Total Investments and Cash and Cash Equivalents	—	—	$3,838,198,533	$3,875,577,046

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of December 31, 2001

	Shares	Percent	Cost of
	Owned	Ownership(3)	Investment	Market Value

Mortgage-Backed Securities	—	—	$1,236,935,966	$1,238,365,511

Equity Investments(1)(2) Annaly Mortgage Management, Inc. (NLY)	800,000	1.36%	7,144,000	12,800,000
Anworth Mortgage Asset Corporation (ANH)	500,000	4.50%	3,890,625	4,550,000
Capital Automotive REIT (CARS)	920,115	3.54%	12,835,604	18,301,087
MCG Capital Corporation (MCGC)	625,000	2.21%	9,934,375	11,125,000
Oxford Finance Corp.(4)	—	—	—	—
Resource Asset Investment Trust (RAS)	344,575	2.77%	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (SAXN)	1,000,000	3.57%	9,300,000	9,300,000

Total Equity Investments			46,808,785	61,692,660
Promissory Notes(2) First States Group, L.P.	—	—	—	—
Prime Group Realty, L.P.	—	—	8,000,000	8,000,000

Total Promissory Notes			8,000,000	8,000,000

Cash and Cash Equivalents	—	—	6,630,379	6,630,379

Total Investments and Cash and Cash Equivalents	—	—	$1,298,375,130	$1,314,688,550

(1)	The symbols in parentheses next to the company names are the symbols of those companies on NASDAQ or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC’s website, www.sec.gov.

(2)	FBR has underwritten or privately placed securities of these companies or their affiliates.

(3)	Based on the most recent publicly available information.

(4)	Oxford is a private corporation

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

Interest-rate Risk

     The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest-rate sensitive financial instruments. The Company is exposed to interest-rate risk that fluctuates based on changes in the level or volatility of interest-rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest-rates primarily through the use of paying fixed and receiving floating interest-rate swaps.

     The Company’s primary risk is related to changes in both short and long term interest-rates, which affect the company in several ways. As interest-rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest-rates is beneficial to the market value of the Company’s swap position as the cash flows from receiving the floating rate portion increases over the fixed rate paid under this scenario. The reverse is true for mortgage-backed securities and paying fixed and receiving floating interest rate swaps, if interest-rates decline.

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

     Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at 6/30/02.” Actual results could differ significantly from these estimates.

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

		Value at		Value at
		June 30, 2002		June 30, 2002
		with 100 basis		with 100 basis
	Value at	point increase	Percent	point decrease	Percent
	June 30, 2002(1)	in interest-rates	Change	in interest-rates	Change

Assets
Mortgage-backed securities	$3,826,374,634	$3,788,604,634	(0.99)%	$3,836,432,634	0.26%
Other	267,427,506	267,427,506		267,427,506

Total Assets	$4,093,802,140	$4,056,032,140	(0.92)%	$4,103,860,140	0.25%

Liabilities
Interest-rate swap(2)	$1,715,334	$745,335	56.55%	$2,711,071	(58.05)%
Other	3,402,049,325	3,402,049,325		3,402,049,325

Total Liabilities	3,403,764,659	3,402,794,660	0.03%	3,404,760,396	(0.03)%

Shareholders’ Equity Common stock	250,543	250,543		250,543
Paid-in-capital	664,806,645	664,806,645		664,806,645
Accumulated other comprehensive income (loss)	35,663,179	(1,136,822)	(103.19)%	44,725,442	25.41%
Retained deficit	(10,682,886)	(10,682,886)		(10,682,886)

Total Shareholders’ Equity	690,037,481	653,597,480	(5.28)%	699,099,744	1.31%

Total Liabilities and Shareholders’ Equity	$4,093,802,140	$4,056,032,140	(0.92)%	$4,103,860,140	0.25%

Book Value per Share	$27.54	$26.09	(5.27)%	$27.90	1.31%

(1)	Includes accrued interest.

(2)	The carrying value of the interest-rate swap in the company’s financial statements is $(1.7) million. See Note 5 to Notes to Financial Statements. The fair value of the interest-rate swap is based on quoted market prices as of June 30, 2002. As of June 30, 2002, interest payments received under the swap agreement were based on an interest-rate of 1.86% while interest payments made were based on an interest-rate of 4.97%.

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

Equity Price Risk

     The Company is exposed to equity price risk as a result of its investments in equity securities of REITs and other companies. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

     While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the affect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2002.

		Value at		Value at
		June 30, 2002		June 30, 2002
		with 10%		with 10%
	Value at	Increase in	Percent	Decrease in	Percent
	June 30, 2002	Price	Change	Price	Change

Assets
Equity securities	$38,358,750	$42,194,625	10.00%	$34,522,875	(10.00)%
Other	4,055,443,390	4,055,443,390		4,055,443,390

Total Assets	$4,093,802,140	$4,097,638,015	0.09%	$4,089,966,265	(0.09)%

Liabilities	$3,403,764,659	$3,403,764,659		$3,403,764,659
Shareholders’ Equity
Common stock	250,543	250,543		250,543
Paid-in-capital	664,806,645	664,806,645		664,806,645
Accumulated comprehensive income	35,663,179	39,499,054	10.76%	31,827,304	(10.76)%
Retained deficit	(10,682,886)	(10,682,886)		(10,682,886)

Total Shareholders’ Equity	690,037,481	693,873,356	0.56%	686,201,606	(0.56)%

Total Liabilities and Shareholders’ Equity	$4,093,802,140	$4,097,638,015	0.09%	$4,089,966,265	(0.09)%

Book value per share	$27.54	$27.69	0.54%	$27.39	(0.54)%

     Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in interest-rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies’ earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company’s earnings. If the Company had sold all of its equity investments on June 30, 2002, the Company would have realized a gain of approximately $10.6 million that would have been included in earnings.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual meeting of Shareholders on May 23, 2002, at which shareholders took the following actions:

1.	The election of five directors nominated to serve until the next Annual Meeting. The results of the voting in connection with the preceding items were as follows:

	For	Against	Abstain

Emanuel J. Friedman	11,209,401	—	30,492
Eric F. Billings	11,209,401	—	30,492
Peter A. Gallagher	11,209,401	—	30,492
Stephen D. Harlan	11,209,401	—	30,492
Russel C. Lindner	11,209,401	—	30,492

2.	Proposal to approve an amendment to the Company’s Articles of Incorporation to state that nothing within the Articles of Incorporation shall preclude the settlement of transactions entered into through the facilities of the New York Stock Exchange.

Votes in Favor	Votes Against	Votes Abstaining
10,752,610	475,360	11,923

3.	Proposal to approve an amendment to the FBR Asset Investment Corporation Stock Incentive Plan to increase the number of shares available for issuance under the plan from 155,000 to 605,000.

Votes in Favor	Votes Against	Votes Abstaining
10,176,071	1,045,110	18,712

4.	Proposal to ratify the appointment of KPMG, LLP as independent auditors for the fiscal year ended December 31, 2002.

Votes in Favor	Votes Against	Votes Abstaining
11,145,970	84,982	9,041

ITEM 5. OTHER INFORMATION

     The registrant’s stock became registered under the Securities and Exchange Act of 1934 on September 27, 1999. The common stock is listed on the New York Stock Exchange and its symbol is “FB.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

1. Current Report on Form 8-K, filed on July 25, 2002, pursuant to Item 9 disclosing the Company’s operating results for the second quarter ending June 30, 2002.

2. Current Report on Form 8-K, filed on June 28, 2002, pursuant to Item 5 disclosing (a) the Underwriter Agreement dated June 27, 2002, between the Company and the several underwriters relating to an underwritten public offering of 6,000,000 shares of the Company’s common stock and (b) the consent of KPMG LLP to the incorporation by reference in the Company’s registration statements (Nos. 333-90572 and 333-76906) on Form S-3 of KPMG LLP’s audit report for the fiscal year ended December 31, 2001.

3. Current Report on Form 8-K, filed on May 3, 2002, pursuant to Item 9 disclosing information presented by the Company at the MicroCapital LLC Investor Conference.

4. Current Report on Form 8-K, filed on April 24, 2002, pursuant to Item 9 disclosing the Company’s operating results for the first quarter ended March 31, 2002.

5. Current Report on Form 8-K, filed on April 11, 2002, pursuant to Item 9 disclosing information reported by Friedman, Billings, Ramsey Group, Inc. on Form 8-K relating to a presentation made at the Sidoti & Co. Investor Conference.

6. Current Report on Form 8-K, filed on April 5, 2002, pursuant to Item 5 disclosing the Underwriting Agreement, dated April 3, 2002, between the Company and the several underwriters relating to an underwritten public offering of 4,000,000 shares of the Company’s common stock and up to an additional 600,000 shares to cover over-allotments.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBR ASSET INVESTMENT CORPORATION (Registrant)

By: /s/ KURT R. HARRINGTON Kurt R. Harrington Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer

Date: August 9, 2002