Form 10-Q
period 2002-09-30
FBR ASSET INVESTMENT CORP/VA
filed 2002-11-15
CIK 1073208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended September 30, 2002

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
(zip code)

(703) 469-1000

(Registrant’s telephone number
including area code)

N/A

(former name)

      Indicate by checkmark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

      As of November 8, 2002, the latest practicable date, 25,054,332 shares of FBR Asset Investment Corporation’s common stock were outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Notes
Consolidated Statements of Financial Condition as of September 30, 2002 (unaudited) and December 31, 2001
Consolidated Statements of Income for the Three Months Ended September 30, 2002 and 2001 (unaudited)
Consolidated Statements of Income for the Nine Months Ended September 30, 2002 and 2001 (unaudited)
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2002 (unaudited), and the Year Ended December 31, 2001
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)
FBR ASSET INVESTMENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FBR ASSET INVESTMENT CORPORATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION

FBR ASSET INVESTMENT CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes	1
	Consolidated Statements of Financial Condition as of September 30, 2002 (unaudited) and December 31, 2001	1
	Consolidated Statements of Income for the Three Months Ended September 30, 2002 and 2001(unaudited)	2
	Consolidated Statements of Income for the Nine Months Ended September 30, 2002 and 2001 (unaudited)	3
	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2002 (unaudited), and the Year Ended December 31, 2001	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURE		21
CERTIFICATIONS		22

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Financial Condition
as of September 30, 2002 (unaudited) and December 31, 2001

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Mortgage-backed securities, at fair value	$5,822,504,819	$1,238,365,511
Cash and cash equivalents	12,670,252	6,630,379
Deposits	4,117,157	—
Investments in equity securities, at fair value	99,307,501	61,692,660
Notes receivable	—	8,000,000
Interest, dividends and fees receivable	43,764,092	10,241,837
Prepaid expenses and other	1,214,569	194,831

Total assets	$5,983,578,390	$1,325,125,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,151,038,600	$1,105,145,000
Interest-rate swaps	17,188,593	1,159,167
Eurodollar futures	1,712,500	—
Interest payable	9,143,915	2,177,892
Dividends payable	31,317,915	10,645,659
Management and incentive fees payable	6,787,220	1,117,458
Accounts payable and accrued expenses	273,629	505,549
Income taxes payable	2,180,890	473,403
Due to broker	35,250,000	—
Other	658,864	35,544

Total liabilities	5,255,552,126	1,121,259,672

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 25,054,332 and 8,502,527 shares issued as of September 30, 2002, and December 31, 2001, respectively	250,543	85,025
Additional paid-in capital	664,796,186	206,916,930
Accumulated other comprehensive income	70,315,410	15,154,257
Retained deficit	(7,335,875)	(18,290,666)

Total shareholders’ equity	728,026,264	203,865,546

Total liabilities and shareholders’ equity	$5,983,578,390	$1,325,125,218

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Income for the Three Months
Ended September 30, 2002 and 2001 (unaudited)

	Three Months Ended
	September 30,

	2002	2001

	(unaudited)	(unaudited)
Revenue:
Interest	$56,738,689	$8,535,864
Dividends	—	1,046,829
Fees	5,286,491	—

Total revenue	62,025,180	9,582,693

Expenses:
Interest	22,510,562	4,120,112
Management and incentive fees	6,787,220	955,446
Professional fees & other	771,256	144,982

Total expenses	30,069,038	5,220,540

Realized gain on sale of equity securities	1,918,788	—
Realized gain on sale of mortgage-backed securities, net	2,904,593	1,281,682

Net income before taxes	36,779,523	5,643,835
Income tax provision	(2,114,597)	—

Net income	$34,664,926	$5,643,835

Basic earnings per share	$1.38	$0.88

Diluted earnings per share	$1.38	$0.86

Basic weighted-average common and equivalent shares	25,054,332	6,407,962

Diluted weighted-average common and equivalent shares	25,078,986	6,547,295

      The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Income for the Nine Months
Ended September 30, 2002 and 2001 (unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)	(unaudited)
Revenue:
Interest	$119,167,054	$14,876,936
Dividends	1,963,754	2,310,739
Fees	5,858,000	1,701,828

Total revenue	126,988,808	18,889,503

Expenses:
Interest	44,069,621	7,793,700
Management and incentive fees	14,450,428	1,774,337
Professional fees & other	1,678,753	590,791

Total expenses	60,198,802	10,158,828

Realized gain on sale of equity securities	16,637,023	503,389
Realized gain on sale of mortgage-backed securities, net	3,009,233	1,106,598
Recognized loss on available-for sale equity securities	—	(544,880)

Net income before taxes	86,436,262	9,795,782
Income tax provision	(2,280,226)	—

Net income	$84,156,036	$9,795,782

Basic earnings per share	$4.48	$2.17

Diluted earnings per share	$4.47	$2.12

Basic weighted-average common and equivalent shares	18,785,325	4,507,217

Diluted weighted-average common and equivalent shares	18,807,979	4,619,342

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2002 (unaudited),
and the Year Ended December 31, 2001

				Accumulated
				Other
		Additional	Retained	Comprehensive		Comprehensive
	Common	Paid in	Earnings	Income		Income
	Stock	Capital	(Deficit)	(Loss)	Total	(Loss)

Balance, January 1, 2001	$38,844	$107,529,063	$(19,978,632)	$(748,691)	$86,840,584	—
Issuance of common stock	50,300	107,575,383	—	—	107,625,683
Repurchase of common stock	(4,119)	(8,330,016)	—	—	(8,334,135)
Options granted	—	142,500	—	—	142,500
Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income:
Change in unrealized gain(loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	165,518	457,879,256	—	—	458,044,774
Net income	—	—	84,156,036	—	84,156,036	$84,156,036
Other comprehensive income:
Reclassification adjustment for gains from disposition included in net income	—	—	—	(6,645,704)	(6,645,704)	(6,645,704)
Change in unrealized gain(loss) on available-for sale securities	—	—	—	79,548,783	79,548,783	79,548,783
Change in unrealized loss on cash flow hedges	—	—	—	(17,741,926)	(17,741,926)	(17,741,926)
Dividends	—	—	(73,201,245)	—	(73,201,245)	—

Balance, September 30, 2002	$250,543	$664,796,186	$(7,335,875)	$70,315,410	$728,026,264	$139,317,189

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2002 and 2001 (unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$84,156,036	$9,795,782
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and recognized gains on mortgage-backed and equity securities, net	(19,646,256)	(1,065,108)
Compensation expense related to restricted stock and stock option grants	162,993	142,500
Premium amortization on mortgage-backed securities	14,370,229	1,319,421
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(33,522,255)	(6,607,642)
Prepaid expenses and other assets	(432,470)	(347,094)
Management and incentive fees payable	5,669,762	647,790
Accounts payable and accrued expenses	(231,921)	280,643
Interest payable	6,966,023	(4,222)
Income taxes payable	1,707,487	—
Due to broker	35,250,000	—
Other	36,052	(54,786)

Net cash provided by operating activities	94,485,680	4,107,284

Cash flows from investing activities:
Purchase of mortgage-backed securities	(5,505,690,316)	(1,104,522,134)
Investments in equity securities	(74,900,030)	(16,444,000)
Investments in notes receivable	(33,137,333)	(12,000,000)
Proceeds from repayment of notes receivable	41,137,333	4,000,000
Proceeds from sale of equity securities	44,211,458	4,362,364
Proceeds from sale of mortgage-backed securities	326,153,636	98,220,114
Receipt of principal payments on mortgage-backed securities	666,650,209	56,734,378
Payment of Eurodollar futures deposits	(4,117,157)	—

Net cash used in investing activities	(4,539,692,200)	(969,649,278)

Cash flows from financing activities:
Repurchase of common stock	—	(8,334,135)
Proceeds from issuance of common stock	457,881,782	97,385,872
Proceeds from (repayments of) repurchase agreements, net	4,045,893,600	849,718,000
Dividends paid	(52,528,989)	(8,267,197)

Net cash provided by financing activities	4,451,246,393	930,502,540

Net increase (decrease) in cash and cash equivalents	6,039,873	(35,039,454)
Cash and cash equivalents, beginning of the period	6,630,379	36,810,566

Cash and cash equivalents, end of the period	$12,670,252	$1,771,112

Supplemental disclosure:
Cash payments for interest	$37,103,598	$7,797,922
Cash payments for income taxes	$572,739	$—

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. Basis of Presentation

      The consolidated financial statements of FBR Asset Investment Corporation (“FBR Asset” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 and included on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

NOTE 2. Investments in Mortgage-Backed Securities

      For the three and nine months ended September 30, 2002 and 2001, the weighted average coupon rate on the Company’s mortgage-backed securities was 5.34% and 5.53% for 2002, and 6.63% and 6.71% for 2001, respectively.

      The following table summarizes the Company’s mortgage-backed securities:

Total Mortgage Assets	September 30, 2002	December 31, 2001

Mortgage-backed securities, available-for-sale, principal	$5,650,527,780	$1,211,550,848
Unamortized net premium	87,933,661	25,385,118

Amortized cost	5,738,461,441	1,236,935,966
Gross unrealized gains	84,131,150	4,092,851
Gross unrealized losses	(87,772)	(2,663,306)

Estimated fair value	$5,822,504,819	$1,238,365,511

      As of September 30, 2002 and December 31, 2001, respectively, $5.5 billion and $1.2 billion of the mortgage-backed securities were pledged as collateral for the repurchase agreements.

Investment Commitments

      As of September 30, 2002 and subsequently, FBR Asset has made commitments to purchase $348 million in hybrid ARM securities.

NOTE 3. Equity Investments

      At September 30, 2002, FBR Asset’s equity investments had an aggregate cost basis of $94.1 million, a fair value of $99.3 million, unrealized losses of $1.7 million, and unrealized gains of $6.9 million. At December 31, 2001, FBR Asset’s equity investments had an aggregate cost basis of $46.8 million, a fair value of $61.7 million and unrealized gains of $14.9 million.

      Equity investment transactions are recorded on the date the securities are purchased or sold. Any amounts payable for unsettled trades are recorded as “due to broker” in FBR Asset’s Statement of Financial Condition. At September 30, 2002, FBR Asset recorded a liability of $35.2 million related to its acquisition of Americredit Corp. common stock. This trade settled on October 1, 2002.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOTE 3. Equity Investments — (Continued)

	September 30, 2002			December 31, 2001

Equity Investments	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value

American Financial Realty Trust (1)	3,763,441	$35,000,001	$35,000,001	—	$—	$—
Americredit Corp.	5,000,000	35,250,000	40,350,000	—	—	—
Annaly Mortgage Management, Inc.	—	—	—	800,000	7,144,000	12,800,000
Anworth Mortgage Asset Corporation	—	—	—	500,000	3,890,625	4,550,000
Capital Automotive REIT	—	—	—	920,115	12,835,604	18,301,087
MCG Capital Corporation	625,000	9,934,375	8,237,500	625,000	9,934,375	11,125,000
Oxford Financial Corp. (1)	500,000	4,650,000	4,650,000	—	—	—
Resource Asset Investment Trust	—	—	—	344,575	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (2)	1,000,000	9,300,000	11,070,000	1,000,000	9,300,000	9,300,000

Total		$94,134,376	$99,307,501		$46,808,785	$61,692,660

(1)	American Financial Realty and Oxford Financial shares are not currently registered for public trading. As of September 30, 2002, these investments are carried at cost.

(2)	Saxon Capital shares were registered with the SEC and began trading on the New York Stock Exchange in January 2002. As of December 31, 2001, the investment was carried at cost.

NOTE 4. Repurchase Agreements

      At September 30, 2002, the Company had borrowings of $5.2 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.77% and a remaining weighted-average term to maturity of 34 days. For the three and nine months ending September 30, 2002, the weighted average borrowing rates were 1.79% and 1.82%, respectively, and the weighted average repurchase agreement balances were $4.4 billion and $2.9 billion, respectively. For the three and nine months ended September 30, 2001, the weighted average borrowing rates were 3.63% and 4.27%, respectively, and the weighted average repurchase agreement balances were $450.2 million and $243.9 million, respectively.

NOTE 5. Derivative Financial Instruments and Hedging Activities

      The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. At September 30, 2002, FBR Asset was party to four interest rate swap agreements and two Eurodollar futures contracts. These derivative contracts are with primary broker dealers. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below. Eurodollar futures contracts are a proxy for the forward AA/ AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates.

      The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchase agreements to hedge the variability in interest payments associated with the repurchase agreements. The interest rate swap agreements and Eurodollar futures contracts are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“FAS 133”). Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are effected by the hedged cash flows.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOTE 5. Derivative Financial Instruments and Hedging Activities — (Continued)

      Derivative Financial Instruments at September 30, 2002:

     Interest Rate Swaps

Current Notional	Average	Three-month
Amount	Fixed Rate	LIBOR Rate	Termination Date		Fair Value

$3,000,000,000	2.195% (1)	1.843% (1)	July 24, 2003	(1)	$(14,279,394)
50,000,000	4.970%	1.828%	July 27, 2004		(2,909,199)

$3,050,000,000					$(17,188,593)

(1)	Average of three, one billion dollar notional swaps

     Eurodollar Futures Contracts

Current Notional		Average
Amount	Contract Description	Floating Rate	Termination Date	Fair Value

$2,000,000,000	June 2003	N/A	June 18, 2003	$(850,000)
$2,000,000,000	September 2003	N/A	September 17, 2003	(862,500)

				$(1,712,500)

      Derivative Financial Instruments at December 31, 2001:

     Interest Rate Swaps

Current Notional		Three-month
Amount	Fixed Rate	LIBOR Rate	Termination Date	Fair Value

$50,000,000	4.970%	2.280%	July 27, 2004	$(1,159,167)

      The total change in the fair value of the Company’s derivative financial instruments was $(17.2) million and $(17.7) million for the three and nine months ended September 30, 2002, respectively. The Company’s derivative financial instruments at September 30, 2002 are deemed to be perfectly effective as hedges and accordingly these changes in value have been reported in other comprehensive income.

      As part of the Company’s interest rate risk management, on October 15, 2002, the Company closed out its Eurodollar futures contracts. These transactions resulted in a deferred gain of approximately $0.4 million. This deferred gain is currently recorded in other comprehensive income and will be amortized into income over the original hedge period of July through December 2003.

NOTE 6. Income Taxes

      FBR Asset has elected to be taxed as a real estate investment trust or REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset’s results or financial condition. Furthermore, because FBR Asset’s investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset’s qualification as a REIT. During 2001, FBR asset acquired a registered broker-dealer in a taxable REIT subsidiary, established another taxable REIT subsidiary and created a holding company to hold the two subsidiaries. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to our shareholders. During the nine months ended September 30, 2002, FBR Asset recorded $2,280,226 of income tax provision from income attributable to the taxable REIT subsidiaries.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOTE 7. Shareholders’ Equity

Equity Offerings

      On January 28, 2002, the Company completed a follow-on offering of 5,520,000 shares (including over-allotment option) of common stock at a price of $26.50 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. (“FBR”), a wholly owned subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”). The net proceeds after expenses to the Company were $138.6 million.

      On April 3, 2002, the Company completed a follow-on offering of 4,600,000 shares (including over-allotment option) of common stock at a price of $27.90 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $121.7 million.

      On June 28, 2002, the Company completed a follow-on offering of 6,000,000 shares of common stock at a price of $33.35 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $189.9 million.

Dividends

      On March 14, 2002, the Board of Directors declared a cash dividend of $1.25 per share payable April 15, 2002 to shareholders of record as of March 28, 2002. On June 12, 2002 the Board of Directors declared a cash dividend of $1.25 per share payable July 15, 2002 to shareholders of record as of June 24, 2002, and on September 12, 2002, the Board of Directors declared a cash dividend of $1.25 per share payable October 15, 2002 to shareholders of record as of September 27, 2002.

Options

      On February 14, 2002, a subsidiary of FBR Group exercised its remaining options to purchase 415,805 shares of FBR Asset common stock for $8.3 million, or $20 per share. FBR Group also advised FBR Asset that it has no current intention to sell any of the shares acquired via option exercises or any of its other shares held for investment purposes.

      As of September 30, 2002 and December 31, 2001, 66,095 and 481,900 options to purchase common stock were outstanding, respectively. These options have terms of eight to ten years and an exercise price of $20 per share. As a result, 24,654 and 22,654 shares were included during the three and nine-month periods ended September 30, 2002, respectively, to calculate diluted earnings per share. During 2002, we issued 16,000 shares of restricted stock and have recorded $162,993 in compensation expense related to these grants. On May 23, 2002, the shareholders approved an increase of 450,000 shares available for issuance under the stock incentive plan. As of September 30, 2002, 444,000 options were available for future grant.

NOTE 8. Related Party Transactions

      As of September 30, 2002, FBR Group, through various subsidiaries and affiliates, owned 2,844,700 shares or 11.35% of the outstanding common stock of the Company. As of December 31, 2001, FBR Group, through various subsidiaries and affiliates, owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company.

      The Company has a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. (“FBRIM”), a wholly owned subsidiary of FBR Group, expiring on December 17, 2002. FBRIM performs portfolio management services on behalf of the Company. These services include, but are not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to the Company’s assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company’s portfolio of assets.

FBR ASSET INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOTE 8. Related Party Transactions — (Continued)

      FBRIM is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company’s invested assets during each calendar quarter. The Company recorded $5.7 million in management fees during the first nine months of 2002 and $1.8 million for the year ended December 31, 2001.

      FBRIM is also entitled to receive incentive compensation based on the performance of the Company. FBRIM is entitled to an incentive fee calculated based upon the preceding four quarters. FBRIM is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, which was $25.30 at September 30, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury note during the previous 52-week period plus five percent per annum. The Company recorded $8.7 million in incentive fees during the first nine months of 2002 and $1.7 million for the year ending December 31, 2001.

      The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) entered into an agreement in August 2001 with FBR regarding the Company’s extension of credit to or investment in entities that are or may be FBR investment banking clients. During the first nine months of 2002, pursuant to this agreement, the Company earned $5.9 million in fees from FBR in connection with four investment banking transactions. Fees are recognized when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR in connection with three investment banking transactions and one unfunded commitment.

      FBR served as lead underwriter for three follow-on public offerings by the Company during the nine months ended September 30, 2002, and earned approximately $10.1 million (net of expenses) in underwriting fees in connection with the offerings.

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

Results of Operations

Net Income

Three months ended September 30, 2002

      The Company had net income for the three months ended September 30, 2002, of $34.7 million, or $1.38 per basic and diluted share, compared to $5.6 million, or $0.88 per basic share and $0.86 per diluted share for the corresponding period in 2001. The increase is primarily due to a wider net interest rate spread on the larger base of mortgage-backed securities, realized gains on the sale of mortgage-backed and equity securities, and fee income from investment banking transactions.

      For the three months ended September 30, 2002, the weighted average annual yield on the Company’s mortgage-backed securities was 4.73%. As of September 30, 2002, the Company had investments in 164 mortgage-backed securities that had a fair value of $5.8 billion. For the three months ended September 30, 2001, the weighted average annual yield on the Company’s mortgage-backed securities was 6.46%. As of September 30, 2001, the Company had investments in 53 mortgage-backed securities that had a fair value of $1.2 billion.

      The Company’s interest and dividend income increased to $56.7 million for the three months ended September 30, 2002, from $9.6 million for the three months ended September 30, 2001. The increase is primarily related to the increase in the weighted average balance of the Company’s mortgage-backed securities portfolio from $485.1 million for the three months ended September 30, 2001 to $5.5 billion for the three months ended September 30, 2002 offset by a substantial decrease in yields. For the three months ended September 30, 2002, the weighted average annual yield on the Company’s equity investments and promissory notes was 1.03%, compared to 12.55% for the three months ended September 30, 2001. The reduction is due to the timing of dividends on the Company’s investments in equity securities as well a reduction in investments in senior secured and mezzanine loans during the quarter ended September 30, 2002.

      For the three months ended September 30, 2002, the Company earned fee income of $5.3 million in connection with two investment banking transactions. For the three months ended September 30, 2001, the Company did not earn any such fee income.

Results of Operations — (Continued)

      The Company incurred interest expense of $22.5 million for the three months ended September 30, 2002. This represents 74.9% of the total expenses for the period. The Company incurred interest expense of $4.1 million for the three months ended September 30, 2001, representing 78.9% of the total expenses for that period. The $18.4 million increase in interest expense reflects the increase in weighted average borrowings under repurchase agreements to $4.4 billion from $450.2 million; partially offset by a substantial reduction in our average effective borrowing rate (including interest rate swaps) from 3.63% to 2.00%. Interest expense relating to interest rate swap agreements increased from $121,000 to $2.4 million, which increased the Company’s weighted average borrowing rate for the three months ended September 30, 2002 by 21 basis points.

      Management fees for the three months ended September 30, 2002, were $2.6 million compared to $539,143 for the three months ended September 30, 2001. The increase is due to a larger asset base during the three months ended September 30, 2002 compared to the same period in 2001 as the Company’s management fees are calculated based on the value of its mortgage-backed and other invested assets. During the three months ended September 30, 2002, the Company recorded incentive fee expense of $4.2 million, based on the performance of the Company over the preceding four quarters, compared to $416,303 for the three months ended September 30, 2001. The increase in incentive fees can be attributed to the increase in funds from operations and return on capital for the preceding four quarters used to calculate the incentive fees during the three months ended September 30, 2002 as compared to similar amounts used to calculate incentive fees during the three months ended September 30, 2001.

      Professional fees and other expenses consist primarily of director, legal, listing and accounting fees. Professional fees and other expenses were $771,256 for the three months ended September 30, 2002, compared to $144,982 for the three months ended September 30, 2001. The increase is mainly attributed to an increase in legal and audit fees, compensation expense associated with restricted stock awards, and increased directors and officer insurance premiums.

      During the three months ended September 30, 2002, FBR Asset recorded $2,114,597 of income tax provision from income attributable to its taxable REIT subsidiaries. During the three months ended September 30, 2001, FBR Asset did not record any income tax provision. The increase is due to the recording of taxes relating to fee income earned by Pegasus in connection with two investment banking transactions during the three months ended September 30, 2002.

Nine months ended September 30, 2002

      The Company had net income for the nine months ended September 30, 2002, of $84.2 million, or $4.48 per basic share and $4.47 per diluted share, compared to $9.8 million, or $2.17 per basic share and $2.12 per diluted share for the corresponding period in 2001. The increase is primarily due to a wider net interest rate spread on the larger base of mortgage-backed securities, realized gains on the sale of available for sale equity and mortgage-backed securities, and an increase in fee income.

      For the nine months ended September 30, 2002, the weighted average annual yield on the Company’s mortgage-backed securities was 4.83%. As of September 30, 2002, the Company had investments in 164 mortgage-backed securities that had a fair value of $5.8 billion. For the nine months ended September 30, 2001, the weighted average annual yield on the Company’s mortgage-backed securities was 6.29%. As of September 30, 2001, the Company had investments in 53 mortgage-backed securities that had a fair value of $1.2 billion.

      The Company’s interest and dividend income increased to $121.1 million for the nine months ended September 30, 2002 from $17.2 million for the nine months ended September 30, 2001. The increase is primarily related to the increase in the weighted average balance of the Company’s mortgage-backed securities portfolio from $274.6 million for the nine months ended September 30, 2001 to $3.5 billion for the nine months ended September 30, 2002 offset by a substantial decrease in yields. For the nine months ended September 30, 2002, the weighted average annual yield on the Company’s equity investments and promissory notes was 10.24%, compared to 11.26% for the nine months ended September 30, 2001. The reduction is due to the timing of dividends on the Company’s investments in equity securities as well as a reduction in investments in senior secured and mezzanine loans during the nine months ended September 30, 2002.

      For the nine months ended September 30, 2002, the Company earned fee income of $5.9 million in connection with four investment banking transactions. For the nine months ended September 30, 2001, the Company earned fee income of $1.7 million in connection with one investment banking transaction in 2001.

Results of Operations — (Continued)

      The Company incurred interest expense of $44.1 million for the nine months ended September 30, 2002. This represents 73.2% of the total expenses for the period. The Company incurred interest expense of $7.8 million for the nine months ended September 30, 2001, representing 76.7% of the total expenses for that period. The $36.3 million increase in interest expense reflects the increase in weighted average borrowings under repurchase agreements to $2.9 billion from $243.9 million; partially offset by a substantial reduction in our average effective borrowing rate (including interest swaps) from 4.27% to 1.92%. Interest expense related to its interest rate swap agreements increased from $215,771 to $3.1 million, which increased the Company’s weighted average borrowing rate for the nine months ended September 30, 2002 by 10 basis points.

      Management fees for the nine months ended September 30, 2002, were $5.7 million compared to $962,880 for the nine months ended September 30, 2001. The increase in management fees is attributed to a larger asset base used in calculating the fees for the nine months ended September 30, 2002 compared to the same period in 2001. During the nine months ended September 30, 2002, the Company recorded incentive fee expense of $8.7 million, based on the performance of the Company over the preceding four quarters, compared to $811,457 for the nine months ended September 30, 2001. The increase in incentive fees can be attributed to the increase in funds from operations and return on capital for the preceding four quarters used to calculate the incentive fees during the nine months ended September 30, 2002 as compared to similar amounts used to calculate the incentive fees during the nine months ended September 30, 2001.

      Professional fees and other expenses consist primarily of director, legal, listing and accounting fees. Professional fees and other expenses were $1.7 million for the nine months ending September 30, 2002, compared to $590,791 for the nine months ended September 30, 2001. The increase is mainly attributed to increased legal and audit fees, compensation expense associated with restricted stock awards, listing fees, and increased directors and officer insurance premiums.

      During the nine months ended September 30, 2002, FBR Asset recorded $2,280,226 of income tax provision from income attributable to its taxable REIT subsidiaries. During the nine months ended September 30, 2001, FBR Asset did not record any income tax provision. The increase is due to the recording of taxes relating to fee income earned by Pegasus in connection with four investment banking transactions during the nine months ended September 30, 2002.

Mortgage-backed Securities

      The mortgage-backed securities owned at September 30, 2002 and December 31, 2001 are summarized below:

September 30, 2002
				Weighted	Expected	Relevant
			Nominal	Average Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

HYBRID ARMS	$5,618,770,045	$5,789,144,573	4.74%	2.55	1.37	30.37 CPR
FIXED RATE SECURITIES	31,868,844	33,360,246	5.34%	2.27	1.00	56.71 CPR

Mortgage Portfolio(1)	$5,650,638,889	$5,822,504,819	4.75%	2.55	1.37	30.53 CPR

December 31, 2001
				Weighted	Expected	Relevant
			Nominal	Average Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

FLOATING RATE CMOs(4)	$176,421,204	$180,143,735	3.34%	5.86	1.21	43.14 CPR
HYBRID ARMS	785,648,800	805,192,368	4.90%	3.72	2.40	40.12 CPR
FIXED RATE SECURITIES	249,480,844	253,029,408	6.51%	5.33	2.77	17.62 CPR

Mortgage Portfolio Total(1)	$1,211,550,848	$1,238,365,511	5.01%	4.37	2.30	35.93 CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash

Results of Operations — (Continued)

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

Repurchase Agreements

      To date, the Company’s debt has consisted solely of borrowings collateralized by a pledge of the Company’s mortgage-backed securities. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives.

      The Company had $5.2 billion outstanding under repurchase agreements with several financial institutions on September 30, 2002. The Company had $1.1 billion outstanding under repurchase agreements on December 31, 2001. At September 30, 2002, the leverage ratio of our portfolio of mortgage-backed securities equal to 8.2 to 1 on a debt to equity basis.

      At September 30, 2002, the weighted average remaining maturity of the Company’s borrowings was 34 days and had a weighted average cost of funds on outstanding borrowings of 1.77%.

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

      For the nine months ended September 30, 2002, the Company’s operating activities resulted in net cash flow of $94.5 million. The primary source of operating cash flow was interest on mortgage-backed securities, interest on notes receivable, fee income, gains from the sale of mortgage-backed and equity securities, and dividends. For the nine months ended September 30, 2001, the Company’s operating activities provided net cash flows of $4.1 million. The increase is primarily due to an increase in income from the Company’s larger mortgage-backed security portfolio and an increase in fee income and gains from the sale of mortgage-backed and equity securities.

      For the nine months ended September 30, 2002, the Company’s investing activities resulted in net cash used of $4.5 billion compared to net cash used by investing activities for the nine months ended September 30, 2001, of $969.6 million. The change is primarily attributable to increased purchases of mortgage-backed securities during the first nine months of 2002 compared to the similar period in 2001.

      For the nine months ended September 30, 2002, net cash provided in the Company’s financing activities was $4.5 billion compared to net cash provided for the nine months ended September 30, 2001, of $930.5 million. The increase in cash from financing activities is primarily attributable to an increase in borrowings under repurchase agreements used to fund mortgage-backed securities purchases and proceeds from the Company’s follow-on common stock offerings.

Results of Operations — (Continued)

Equity Securities

      The value of the equity securities in the Company’s portfolio had a cost basis of $94.1 million compared to a market value of $99.3 million as of September 30, 2002. As of December 31, 2001, the value of the equity securities in the Company’s portfolio had an adjusted cost basis equal to $46.8 million compared to a market value equal to $61.7 million. Increases and declines are generally recorded as accumulated other comprehensive income in the statement of financial condition, except to the extent that declines are deemed to be other than temporary. If the Company determines that declines are other than temporary, we recognize a loss on the investment and reduce the investment’s carrying value to its current fair value.

FBR ASSET INVESTMENT CORPORATION

Summary of Investments and Cash and Cash Equivalents
The following table summarizes FBR Asset’s investments as of September 30, 2002, and December 31, 2001.

	As of September 30, 2002				As of December 31, 2001

	Shares	Percent	Cost of		Shares	Percent	Cost of
	Owned	Ownership(3)	Investment	Fair Value	Owned	Ownership(3)	Investment	Fair Value

Mortgage-Backed Securities	—	—	$5,738,461,441	$5,822,504,819	—	—	$1,236,935,966	$1,238,365,511

Equity Investments (1)(2)
American Financial Realty Trust (AFRT) (4)	3,763,441	8.96%	35,000,001	35,000,001	—	—	—	—
Americredit Corp.	5,000,000	3.27%	35,250,000	40,350,000	—	—	—	—
Annaly Mortgage Management, Inc. (NLY)	—	—	—	—	800,000	1.36%	7,144,000	12,800,000
Anworth Mortgage Asset Corporation (ANH)	—	—	—	—	500,000	4.50%	3,890,625	4,550,000
Capital Automotive REIT (CARS)	—	—	—	—	920,115	3.54%	12,835,604	18,301,087
MCG Capital Corporation (MCGC)	625,000	2.00%	9,934,375	8,237,500	625,000	2.21%	9,934,375	11,125,000
Oxford Finance Corp.(4)	500,000	9.62%	4,650,000	4,650,000	—	—	—	—
Resource Asset Investment Trust (RAS)	—	—	—	—	344,575	2.77%	3,704,181	5,616,573
Saxon Capital Acquisition Corp. (SAXN)	1,000,000	3.56%	9,300,000	11,070,000	1,000,000	3.57%	9,300,000	9,300,000

Total Equity Investments			94,134,376	99,307,501			46,808,785	61,692,660

Promissory Notes
Prime Group Realty, L.P.	—	—	—	—	—	—	8,000,000	8,000,000

Total Promissory Notes	—	—	—	—			8,000,000	8,000,000

Cash and Cash Equivalents	—	—	12,670,252	12,670,252	—	—	6,630,379	6,630,379

Total Investments and Cash and Cash Equivalents	—	—	$5,845,266,069	$5,934,482,572	—	—	$1,298,375,130	$1,314,688,550

(1)	The symbols in parentheses next to the company names are the symbols of those companies on NASDAQ or a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC’s website, www.sec.gov.

(2)	FBR has underwritten or privately placed securities of these companies or their affiliates.

(3)	Based on the most recent publicly available information.

(4)	American Financial Realty and Oxford Financial shares are not currently registered for public trading. As of September 30, 2002 these investments are carried at cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

      The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. These interest rate swap agreements and Eurodollar futures contracts are with primary broker-dealers.

      The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap position as the cash flows from receiving the floating rate portion increases over the fixed rate paid under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts.

      The Company records its interest-rate swap agreements at fair value. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In addition, the Company records the ineffectiveness of its hedges, if any, in interest expense. In the event of early termination of an interest rate swap agreement, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

      The Company records its Eurodollar futures at fair value. The differential between amounts paid and received under the futures contract is recorded as an adjustment to interest expense. In the event of early termination of a contract, the Company receives or makes a payment based on the fair value of the Eurodollar futures contract, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

      The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, eurodollar future contracts and interest-rate swaps under several interest-rate “shocks.” Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

      Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at 9/30/02.” Actual results could differ significantly from these estimates.

      The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions.

Interest Rate Risk — (Continued)

		Value at		Value at
		September 30,		September 30,
		2002 with 100		2002 with 100
	Value at	basis point		basis point
	September 30,	increase in	Percent	decrease in	Percent
	2002(1)	interest rates	Change	interest rates	Change

Assets
Mortgage-backed securities	$5,822,504,819	$5,789,140,819	(0.57)%	$5,837,643,331	0.26%
Other	161,073,571	161,073,571		161,073,571

Total Assets	$5,983,578,390	$5,950,214,390	(0.56)%	$5,998,716,902	0.25%

Liabilities
Interest-rate swap(2)	$17,188,593	$(5,782,180)	133.64%	$40,559,261	(135.97)%
Eurodollar futures	1,712,500	(3,287,500)	291.97%	6,712,500	(291.97)%
Other	5,236,651,033	5,236,651,033		5,236,651,033

Total Liabilities	5,255,552,126	5,227,581,353	0.53%	5,283,922,794	(0.54)%

Shareholders’ Equity
Common stock	250,543	250,543		250,543
Paid-in-capital	664,796,186	664,796,186		664,796,186
Accumulated other comprehensive income	70,315,410	64,922,183	(7.67)%	57,083,254	(18.82)%
Retained deficit	(7,335,875)	(7,335,875)		(7,335,875)

Total Shareholders’ Equity	728,026,264	722,633,037	(0.74)%	714,794,108	(1.82)%

Total Liabilities and Shareholders’ Equity	$5,983,578,390	$5,950,214,390	(0.56)%	$5,998,716,902	0.25%

Book Value per Share	$29.06	$28.84	(0.76)%	$28.53	(1.82)%

(1)	Includes accrued interest.

(2)	The carrying value of the interest rate swaps and eurodollar futures in the Company’s financial statements equals $(18.9) million. See Note 5 to Notes to Financial Statements. The fair value of the interest rate swap is based on quoted market prices as of September 30, 2002. At September 30, 2002, the closing price of the June 2003 Eurodollar futures contract was 98.335 and the closing price of the September 2003 contract was 98.02. As of September 30, 2002, weighted average interest payments received under the swap agreements were based on an interest rate of 1.843% while interest payments made were based on a weighted average interest rate of 2.195%.

      As shown above, the mortgage-backed securities portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

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

      While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2002.

		Value at		Value at
		September 30, 2002		September 30, 2002
	Value at	with 10% Increase	Percent	with 10% Decrease	Percent
	September 30, 2002	in Price	Change	in Price	Change

Assets
Equity securities	$99,307,501	$109,238,251	10.00%	$89,376,751	(10.00)%
Other	5,884,270,889	5,884,270,889		5,884,270,889

Total Assets	$5,983,578,390	$5,993,509,140	0.17%	$5,973,647,640	(0.17)%

Liabilities	$5,255,552,126	$5,255,552,126		$5,255,552,126
Shareholders’ Equity
Common stock	250,543	250,543		250,543
Paid-in-capital	664,796,186	664,796,186		664,796,186
Accumulated comprehensive income	70,315,410	80,246,160	14.12%	60,384,660	(14.12)%
Retained deficit	(7,335,875)	(7,335,875)		(7,335,875)

Total Shareholders’ Equity	728,026,264	737,957,014	1.36%	718,095,514	(1.36)%

Total Liabilities and Shareholders’ Equity	$5,983,578,390	$5,993,509,140	0.17%	$5,973,647,640	(0.17)%

Book value per share	$29.06	$29.45	1.36%	$28.66	(1.36)%

      Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies’ earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company’s earnings. If the Company had sold all of its equity investments on September 30, 2002, the Company would have realized a gain of approximately $5.2 million that would have been included in earnings.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, Eric F. Bilings and the Company’s principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      The registrant’s stock became registered under the Securities Exchange Act of 1934 on September 27, 1999. The common stock is listed on the New York Stock Exchange and its symbol is “FB.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

1.	Current Report on Form 8-K, filed on July 25, 2002, pursuant to Item 9, disclosing the Company’s operating results for the second quarter ending June 30, 2002.

2.	Current Report on Form 8-K, filed on August 12, 2002, pursuant to Item 9, disclosing the filing of the certifications of the Company’s chief executive officer and chief financial officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBR ASSET INVESTMENT CORPORATION
(Registrant)

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington
Chief Financial Officer, Treasurer and
Principal Financial and Accounting Officer

Date: November 14, 2002

Certification

I, Eric F. Billings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FBR Asset Investment Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

/s/ ERIC F. BILLINGS

Eric F. Billings
Chairman and Chief Executive Officer

Certification

I, Kurt R. Harrington, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of FBR Asset Investment Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

/s/ KURT R. HARRINGTON

Kurt R. Harrington
Chief Financial Officer